Form 10-Q
period 1996-06-30
UROCOR INC
filed 1996-08-12
CIK 946945

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  (MARK ONE)
         [X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the Quarterly Period Ended June 30, 1996

                                                                  OR

         [ ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the transition period from -------------- to --------------

                         Commission file number 0-28328

                                  UROCOR, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                          75-2117882
     (State of incorporation)       (IRS Employer Identification No.)

  800 RESEARCH PARKWAY, OKLAHOMA                  73104
              CITY, OK
  (Address of principal executive              (zip code)
              offices)

                                 (405) 290-4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes ____ No _X_

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on July 31, 1996 was 10,016,848 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             ---------
ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
               Balance Sheets as of June 30, 1996 and December 31, 1995....................................          3
               Statements of Operations for the three months and six months ended June 30, 1996 and 1995...          4
               Statements of Cash Flows for the six months ended June 30, 1996 and 1995....................          5
               Notes to Unaudited Interim Financial Statements -- June 30, 1996............................          6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS......................................................................        7-9

                                             PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS...........................................................................         10
ITEM 2.        CHANGES IN SECURITIES.......................................................................         10
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................................................         10
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         10
ITEM 5.        OTHER INFORMATION...........................................................................      10-12
               Cautionary Statements.......................................................................         10
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................................................         12
Signatures.................................................................................................         13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................  $  26,291,813  $   3,125,296
  Short-term investments, net.......................................................      3,965,421       --
  Accounts receivable, net of allowance for doubtful accounts of $865,772 in 1996
   and $982,046 in 1995.............................................................      5,524,280      4,405,100
  Prepaid expenses..................................................................        841,274        421,648
  Laboratory supplies, at average cost..............................................        548,396        234,145
  Other current assets..............................................................        340,742        119,862
                                                                                      -------------  -------------
    Total current assets............................................................     37,511,926      8,306,051
                                                                                      -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS....................................................      4,902,039       --
PROPERTY AND EQUIPMENT, net.........................................................      2,872,093      2,443,737
INTANGIBLE AND OTHER ASSETS, net....................................................      1,889,417      1,743,722
                                                                                      -------------  -------------
    Total assets....................................................................  $  47,175,475  $  12,493,510
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................  $     720,837  $     553,489
  Accrued compensation..............................................................        635,573        873,590
  Other accrued liabilities.........................................................        237,005        114,862
  Current installments of obligations under capital leases..........................        806,143        860,088
                                                                                      -------------  -------------
    Total current liabilities.......................................................      2,399,558      2,402,029
LINE OF CREDIT, long-term...........................................................       --              700,000
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.......................        969,437        966,485
                                                                                      -------------  -------------
    Total liabilities...............................................................      3,368,995      4,068,514
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value -- authorized 6,000,000 shares at June
   30, 1996 and 10,132,791 shares at December 31, 1995; issued in series; no shares outstanding at June 30, 1996 and 5,706,395 shares outstanding at December 31,
   1995.............................................................................       --               57,064
  Class A stock, $.01 par value -- no shares authorized at June 30, 1996 and 590,674 shares at December 31, 1995; no shares issued and outstanding at June 30, 1996
   and 513,093 shares issued and outstanding at December 31, 1995...................       --                5,131
  Class B stock, $.01 par value -- authorized, issued and outstanding shares; no
   shares at June 30, 1996 and 66,666 shares at December 31, 1995...................       --                  667
  Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 1996 and
   8,700,000 shares at December 31, 1995 and; 10,016,448 shares issued and outstanding at June 30, 1996 and 69,188 shares issued and outstanding at December
   31, 1995.........................................................................        100,165            692
  Additional paid-in capital........................................................     57,362,944     22,716,005
  Accumulated deficit...............................................................    (13,656,629)   (14,354,563)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................     43,806,480      8,424,996
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $  47,175,475  $  12,493,510
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  -----------------------------
                                                          1996           1995            1996           1995
                                                      -------------  -------------  --------------  -------------
REVENUE.............................................  $   6,449,173  $   4,823,847  $   12,356,722  $   9,442,802
OPERATING EXPENSES:
  Direct cost of services and products..............      2,390,159      1,749,393       4,528,202      3,407,695
  Selling, general and administrative expenses......      3,103,859      2,341,912       5,965,736      4,596,647
  Research and development..........................        648,540        540,071       1,293,312      1,098,335
                                                      -------------  -------------  --------------  -------------
    Total operating expenses........................      6,142,558      4,631,376      11,786,250      9,102,677
                                                      -------------  -------------  --------------  -------------
  Income from operations............................        306,615        192,471         570,472        340,125
OTHER INCOME (EXPENSE):
  Interest income...................................        214,063         24,963         237,351         40,600
  Interest expense..................................        (53,383)       (87,386)       (109,889)      (158,404)
                                                      -------------  -------------  --------------  -------------
    Total other income (expense)....................        160,680        (62,423)        127,461       (117,804)
                                                      -------------  -------------  --------------  -------------
Income before income taxes..........................        467,295        130,048         697,934        222,321
Income taxes........................................       --             --              --             --
                                                      -------------  -------------  --------------  -------------
NET INCOME..........................................  $     467,295  $     130,048  $      697,934  $     222,321
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
NET INCOME PER SHARE................................  $         .05  $         .02  $          .08  $         .03
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------
SHARES USED IN COMPUTING NET INCOME PER SHARE.......      9,427,284      6,990,400       8,516,658      6,910,198
                                                      -------------  -------------  --------------  -------------
                                                      -------------  -------------  --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -----------------------------
                                                                                          1996           1995
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................................  $      697,934  $     222,321
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization..................................................         524,312        414,905
    Stock option compensation expense..............................................          65,136       --
    Other..........................................................................            (769)         2,133
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................      (1,119,181)      (563,977)
      Increase in prepaid expense..................................................        (419,626)        (6,020)
      (Increase) decrease in laboratory supplies...................................        (314,251)        34,429
      Increase in other current assets.............................................        (220,880)       (30,095)
      Increase in accounts payable.................................................         167,348         40,702
      Increase in accrued liabilities..............................................         122,143        144,824
      Decrease in accrued compensation.............................................        (238,017)      (150,715)
                                                                                     --------------  -------------
        Net cash provided by (used in) operating activities........................        (735,851)       108,507
                                                                                     --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of short-term investments............................................      (3,965,421)      --
    Purchases of long-term marketable investments..................................      (4,902,039)      --
    Capital expenditures...........................................................        (951,830)      (637,808)
    Proceeds from capital leases...................................................         385,511        269,879
    Intangible and other assets....................................................        (148,297)      (608,333)
                                                                                     --------------  -------------
      Net cash used in investing activities........................................      (9,582,076)      (976,262)
                                                                                     --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances................................................      34,603,514      3,999,186
  Exercise of stock options........................................................          14,900          5,250
  Principal payments under capital lease obligations and other indebtedness........        (433,970)      (310,152)
  Proceeds from line of credit.....................................................         600,000        500,000
  Payments on line of credit.......................................................      (1,300,000)      (250,000)
                                                                                     --------------  -------------
    Net cash provided by financing activities......................................      33,484,444      3,944,284
                                                                                     --------------  -------------
Net increase in cash and cash equivalents..........................................      23,166,517      3,076,529
CASH AND CASH EQUIVALENTS, beginning of year.......................................       3,125,296      1,822,925
                                                                                     --------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $   26,291,813  $   4,899,454
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.........................................................  $       96,603  $     138,251
    Cash paid for income taxes.....................................................          34,000       --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

NOTE 1 -- BASIS OF PRESENTATION:
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form S-1 Registration Statement filed on April 3, 1996, as amended, and included in the Company's final prospectus dated May 16, 1996 related thereto.

    Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996.

NOTE 2 -- NET INCOME PER SHARE:
    Net income per common share and common share equivalents has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the potential dilutive effects of the conversion of Preferred, Class A and Class B Stock to Common Stock and the impact of outstanding options and warrants to acquire Common Stock using the treasury stock method and the Company's estimate of the fair value of common stock during each period. Pursuant to the rules of the Securities and Exchange Commission, common and common share equivalent shares issued in the 12 months prior to the Company's initial public offering, have been included in the computation of common and common equivalent shares as if they were outstanding for all prior periods presented.

NOTE 3 -- INITIAL PUBLIC OFFERING:
    The Company's initial public offering was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34,600,000 after deducting expenses and underwriting discount. All outstanding shares of the Company's Preferred Stock, Class A Stock and Class B Stock were automatically converted into shares of Common Stock immediately prior to the closing of the offering.

NOTE 4 -- INVESTMENTS:
    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of June 30, 1996. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 1996, there was not a material net unrealized gain or loss on these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be contained in this Quarterly Report on Form 10-Q, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 5 of Part II of this Report.

OVERVIEW

    UroCor provides a broad range of diagnostic services for the clinical management of certain urological cancers and diseases. The Company's goal is to complement its diagnostic services with therapeutic products and information services in order to become an integrated disease management company serving the urology market. The Company has established four business groups, UroDiagnostics, UroSciences, UroTherapeutics and Disease Management Information Systems to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases.

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the six months ended June 30, 1996, approximately 53%, 36%, 7% and 4% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 33.7%, from $4.8 million in the three months ended June 30, 1995 to $6.4 million in the three months ended June 30, 1996, and increased 30.9%, from $9.4 million in the first six months of 1995 to $12.4 million in the first six months of 1996. These increases resulted from an increase in case volume of 69.1% and 56.9% for the three- and six-month periods, respectively due primarily to expansion of the Company's client base, increased utilization of the Company's diagnostic products and services by existing clients and the introduction of the Company's new kidney stone product line in February 1996. Case volume increased at a higher rate than revenue due to the effect on product and price mix resulting from the introduction of the kidney stone product line and an increase in serum based tests, each of which generally have average selling prices below those of most of the Company's other products.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 36.6%, from $1.7 million in the three months ended June 30, 1995 to $2.4 million in the three months ended June 30, 1996, and increased 32.9%, from $3.4 million in the first six months of 1995 to $4.5 million in the first six months of 1996. These increases were due principally to higher personnel costs, and supply and distribution costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 37.1% for the three months ended June 30, 1996 from 36.3% for the three months ended June 30, 1995, and increased to 36.6% of revenue for the first six months of 1996 from 36.1% for the first six months of 1995. These increases are due principally to the start-up of the Company's new kidney stone product line in early 1996 and an increase in sales of serum based tests which have lower than average profit margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 32.5%, from $2.3 million in the three months ended June 30, 1995 to $3.1 million in the three months ended June 30, 1996, and increased 29.8%, from $4.6 million in the first six months of

1995 to $6.0 million in the first six months of 1996. These increases were due principally to increases in personnel costs related to marketing, sales staff and billing personnel, as well as increases in promotional expenses related to new product introduction. As a percentage of revenue, selling, general and administrative expenses decreased to 48.1% for the three months ended June 30, 1996 from 48.5% for the three months ended June 30, 1995, and decreased to 48.3% of revenue for the first six months of 1996 from 48.7% for the first six months of 1995.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 20.1%, from $0.5 million in the three months ended June 30, 1995 to $0.6 million in the three months ended June 30, 1996, and increased 17.8%, from $1.1 million in the first six months of 1995 to $1.3 million in the first six months of 1996. This increase was due principally to additional internal research personnel and collaborative research projects for the potential development of new products and services. As a percentage of revenue, research and development expenses decreased to 10.1% for the three months ended June 30, 1996 from 11.2% for the three months ended June 30, 1995, and decreased to 10.5% of revenue for the first six months of 1996 from 11.6% for the first six months of 1995.

    OTHER INCOME (EXPENSE). Interest income increased in the three- and six-month periods ended June 30, 1996 compared to the same periods of 1995, due principally to the increased cash, cash equivalents and investments that resulted from the proceeds of the Company's initial public offering in May 1996. Interest expense decreased in the three-and six-month periods ended June 30, 1996 compared to the same periods of 1995, due to a decrease in the average principal balance of the Company's bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had cash and cash equivalents of $26.3 million and working capital of $35.1 million.

    In addition to such capital resources, the Company has a bank credit facility pursuant to which it may borrow up to $3.0 million, secured by accounts receivable and all tangible assets of the Company. The credit facility expires in February 1997, and as of June 30, 1996, there were no amounts borrowed thereunder.

    The Company also has available a lease financing arrangement that it may utilize for up to $1.5 million capital expenditures made through March 1997.

    During 1995 and 1996, the Company's Medicare intermediary and certain other third-party payors have continued a general trend of increased time between their receipt of claims for reimbursement and payment to the Company. At June 30, 1996, the Company's average number of days sales in receivables was approximately 77 compared to 71 at December 31, 1995. Such delays in payments to the Company have resulted in the Company's accounts receivable increasing at a rate greater than the revenue growth rate. Such delays also have affected the Company's cash flow from operations.

    Net cash used in operating activities was $0.7 million for the six months ended June 30, 1996, which was primarily the result of net income of $0.7 million and depreciation and amortization of $0.5 million offset in part by a $1.1 million increase in accounts receivable and $0.4 million increase in prepaid expenses. Prepaid expenses increased primarily due to the timing of payment of insurance premiums.

    The Company received approximately $34.6 million (net of expenses and underwriting discount) from an initial public offering of the Company's Common Stock in May 1996. Net cash provided by financing activities was $33.5 million for the first six months of 1996, consisting primarily of the net proceeds from the initial public offering, offset by net payments on the bank credit facility of $0.7 million and principal payments under capital leases and other indebtedness of $0.4 million. Net cash used in investing activities was $9.6 million and consisted primarily of purchases of short-term investments of $4.0 million, long-term marketable investments of $4.9 million and capital expenditures of $1.0 million.

    The Company's capital expenditures were $1.0 million for the six months ended June 30, 1996. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to increase over the historical level of such expenditures.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the United States Food and Drug Administration (the "FDA"). The total cost of the distribution rights is $3.0 million, which is being paid in installments based on achievement of certain milestones by the manufacturer. An initial payment of $750,000 was made in December 1994, and a second installment of $500,000 was paid in 1995 after the product was submitted for FDA review in April 1995. The Company is obligated to pay an additional milestone payment of $1.75 million when or if the product is approved for marketing in the United States by the FDA.

    The Company anticipates that its operations and growth strategy will be financed through proceeds from its initial public offering, operating cash flow, and existing third party credit facilities. The Company believes that these sources of funds will be sufficient to satisfy the Company's capital requirements for at least 24 months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. The Company currently has no arrangements, however, for additional financing and there can be no assurance that the Company will be able to attain requisite financing when needed on acceptable terms.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    Cautionary Statements:

    The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be contained in this Quarterly Report on Form 10-Q, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

    NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. The Company believes that existing cash, cash equivalents and investments, cash flow from operations, capital leases and an existing bank credit facility, will be adequate to fund its anticipated business expansion capital expenditures and working capital needs for the next 24 months. There can be no assurance that additional capital will not be required sooner, or, if required, that it will be available on a timely basis or on terms satisfactory to the Company.

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that the Company's Free/Total PSA product or any other products under development will be approved for reimbursement by Medicare or other third-party payors. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. Any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. Because of the uncertainties surrounding the nature, timing and extent of any such reform initiatives, the Company is unable to predict the effects of any such changes on the Company.

    DEPENDENCE ON CERTAIN PRODUCT LINES. A significant portion of the Company's revenue has been, and is expected to continue to be, dependent upon the Company's prostate tissue analysis and bladder cellular analysis product lines. Any negative event related to these product lines, such as increased competition, pricing pressures and clinical or technological obsolescence would have a material and adverse effect on the Company's financial condition and results of operations.

    NO ASSURANCE OF SUCCESSFUL ACQUISITION OF DISTRIBUTION RIGHTS FOR THERAPEUTIC PRODUCTS. Through its UroTherapeutics Group, the Company is developing a therapeutic products distribution business. To date, the Company has acquired distribution rights for one therapeutic product. There can be no assurance that the Company will be successful in negotiating any additional distribution or other agreements related to therapeutic products in the future. Additionally, the Company has never marketed or distributed any therapeutic products, and there can be no assurance that the Company's efforts will be successful.

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with IAF BioVac, Inc. ("BioVac"), for a therapeutic product for use in treating certain types of bladder cancer. BioVac is responsible for obtaining approvals from the United States Food and Drug Administration (the "FDA") for marketing the BCG product in the United States. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised that the application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product. Although BioVac has advised the Company that is believes it can satisfy FDA requirements, there can be no assurance that approval will be obtained.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care for an increasing number of patients with urological diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations.

    NO ASSURANCE OF ACCESS TO AND DELIVERY OF NEW DIAGNOSTIC TECHNOLOGY. The markets for the Company's diagnostic products and services are characterized by rapidly changing technology, frequent new product introductions and enhancement and, therefore, rapid product obsolescence. There can be no assurance the Company will be able to identify new products, trends or opportunities, develop and bring to market new products, respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials and technologies, or receive commercial acceptance for its products.

    UNCERTAINTIES ASSOCIATED WITH COMPETITIVE PRESSURES. The industry in which the Company operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local and regional pathology services, hospital laboratories, large general reference clinical laboratories, pharmaceutical companies with therapeutic products and providers of health care information services. Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many also have long established relationships with the Company's current and prospective customers. There can be no assurance that the Company will be able to withstand the pressures exerted by such competitors in regards to the Company's ability to acquire new technologies or the Company's ability to successfully market its products and services.

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. The Company has recently experienced substantial growth and expanded its operational capabilities. The Company is also planning to offer a therapeutic product line and information services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics business. There can be no assurance that the Company will be able to manage expansion into and operation of a therapeutics or information services business.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control. Such factors have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include the quantities and timing of cases received, competitive pricing pressures, availability and cost of diagnostic supplies, changes in the mix of products sold, seasonality, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company expects its operating results to continue to fluctuate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NUMBER AND DESCRIPTION                                                              PAGE
- ---------------------------------------------------------------------------------------     -----
11.1  Computation of Earnings per Share................................................          14
27    Financial Data Schedule..........................................................

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UROCOR, INC.

                                          By:       /s/ WILLIAM A. HAGSTROM

                                             -----------------------------------
                                                     William A. Hagstrom
                                                    CHAIRMAN OF THE BOARD
                                                     PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

August 12, 1996

                                          By:     /s/ SOCRATES H. CHOUMBAKOS

                                             -----------------------------------
                                                   Socrates H. Choumbakos
                                                  VICE-PRESIDENT CORPORATE
                                                    DEVELOPMENT AND CHIEF
                                                      FINANCIAL OFFICER

August 12, 1996