Form 10-Q/A
period 1996-06-30
UROCOR INC
filed 1996-08-15
CIK 946945

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                          AMENDMENT NO. 1 TO FORM 10-Q
                                      ON
                                   FORM 10-Q/A

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NUMBER AND DESCRIPTION
- -----------------------------------------------------------------------
*11.1  Computation of Earnings per Share...............................
 27    Financial Data Schedule.........................................
______________
* Previously filed.


    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UROCOR, INC.

                                          By:       /s/ WILLIAM A. HAGSTROM

                                             -----------------------------------
                                                     William A. Hagstrom
                                                    CHAIRMAN OF THE BOARD,
                                                     PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

August 15, 1996

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

August 15, 1996