Form 10-Q
period 1996-09-30
UROCOR INC
filed 1996-11-13
CIK 946945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                           For the Quarterly Period Ended September 30, 1996

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_ No ____

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on October 31, 1996 was 10,017,748 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             ---------
ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

               Balance Sheets as of September 30, 1996 and December 31, 1995...............................          3

               Statements of Operations for the three months and nine months ended September 30, 1996 and
                1995.......................................................................................          4

               Statements of Cash Flows for the nine months ended September 30, 1996 and 1995..............          5

               Notes to Unaudited Interim Financial Statements -- September 30, 1996.......................          6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS......................................................................        7-9

                                             PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS...........................................................................         10

ITEM 2.        CHANGES IN SECURITIES.......................................................................         10

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................................................         10

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         10

ITEM 5.        OTHER INFORMATION...........................................................................      10-12

               Cautionary Statements.......................................................................         10

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................................................         12

Signatures.................................................................................................         13

Exhibits       11.1  Statement Re Computation of Per Share Earnings........................................         14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $22,252,710   $   3,125,296
  Short-term marketable investments.................................................     4,002,594        --
  Accounts receivable, net of allowance for doubtful accounts of $782,149 in 1996
    and $982,046 in 1995............................................................     6,438,068       4,405,100
  Prepaid expenses..................................................................       795,908         421,648
  Laboratory supplies, at average cost..............................................       586,552         234,145
  Other current assets..............................................................       342,508         119,862
                                                                                      -------------  -------------
    Total current assets............................................................    34,418,340       8,306,051
                                                                                      -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS....................................................     7,988,710        --
PROPERTY AND EQUIPMENT, net.........................................................     3,131,116       2,443,737
INTANGIBLE AND OTHER ASSETS, net....................................................     1,932,932       1,743,722
                                                                                      -------------  -------------
    Total assets....................................................................   $47,471,098   $  12,493,510
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................   $   728,751   $     553,489
  Accrued compensation..............................................................       598,380         873,590
  Other accrued liabilities.........................................................       141,366         114,862
  Current installments of obligations under capital leases..........................       715,222         860,088
                                                                                      -------------  -------------
    Total current liabilities.......................................................     2,183,719       2,402,029
LINE OF CREDIT, long-term...........................................................       --              700,000
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.......................       813,532         966,485
                                                                                      -------------  -------------
    Total liabilities...............................................................     2,997,251       4,068,514
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value -- authorized 6,000,000 shares at
    September 30, 1996 and 10,132,791 shares at December 31, 1995; issued in series;
    no shares outstanding at September 30, 1996 and 5,706,395 shares outstanding at
    December 31, 1995...............................................................       --               57,064
  Class A stock, $.01 par value -- no shares authorized at September 30, 1996 and
    590,674 shares at December 31, 1995; no shares issued and outstanding at
    September 30, 1996 and 513,093 shares issued and outstanding at December 31,
    1995............................................................................       --                5,131
  Class B stock, $.01 par value -- authorized, issued and outstanding shares; no
    shares at September 30, 1996 and 66,666 shares at December 31, 1995.............       --                  667
  Common stock, $.01 par value, authorized 20,000,000 shares at September 30, 1996 and 8,700,000 shares at December 31, 1995; 10,017,048 shares issued and outstanding at September 30, 1996 and 69,188 shares issued and outstanding at
    December 31, 1995...............................................................       100,170             692
  Additional paid-in capital........................................................    57,395,323      22,716,005
  Accumulated deficit...............................................................   (13,021,646)    (14,354,563)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................    44,473,847       8,424,996
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity                                         $47,471,098   $  12,493,510
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------  ------------------------------
                                                         1996           1995            1996            1995
                                                     -------------  -------------  --------------  --------------
REVENUE............................................  $   6,475,839  $   4,784,061  $   18,832,561  $   14,226,863
OPERATING EXPENSES:
  Direct cost of services and products.............      2,575,929      1,849,183       7,104,132       5,256,878
  Selling, general and administrative expenses.....      3,158,679      2,275,927       9,124,414       6,872,575
  Research and development.........................        540,156        540,120       1,832,469       1,638,453
                                                     -------------  -------------  --------------  --------------
    Total operating expenses.......................      6,274,764      4,665,230      18,061,015      13,767,906
                                                     -------------  -------------  --------------  --------------
  Income from operations...........................        201,075        118,831         771,546         458,957
OTHER INCOME (EXPENSE):
  Interest income..................................        494,796         39,186         732,147          79,786
  Interest expense.................................        (60,890)       (79,414)       (170,782)       (237,818)
                                                     -------------  -------------  --------------  --------------
    Total other income (expense)...................        433,906        (40,228)        561,365        (158,032)
                                                     -------------  -------------  --------------  --------------
Income before income taxes.........................        634,981         78,603       1,332,911         300,925
Income taxes.......................................       --             --              --              --
                                                     -------------  -------------  --------------  --------------
NET INCOME.........................................  $     634,981  $      78,603  $    1,332,911  $      300,925
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
NET INCOME PER SHARE...............................  $         .06  $         .01  $          .14  $          .04
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------
SHARES USED IN COMPUTING NET INCOME PER SHARE......     11,189,263      7,272,154       9,391,369       7,032,556
                                                     -------------  -------------  --------------  --------------
                                                     -------------  -------------  --------------  --------------

    The accompanying notes are an integral part of the financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                          1996           1995
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $    1,332,911  $     300,925
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization..................................................         808,019        639,920
    Stock option compensation expense..............................................          97,071       --
    Other..........................................................................          (1,186)           351
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................      (2,032,968)    (1,193,264)
      Increase in prepaid expense..................................................        (374,260)      (163,268)
      (Increase) decrease in laboratory supplies...................................        (352,407)        78,620
      Increase in other current assets.............................................        (222,646)       (23,279)
      Increase in accounts payable.................................................         175,262         43,883
      Increase in accrued liabilities..............................................          26,504         33,534
      Decrease in accrued compensation.............................................        (275,210)      (245,557)
                                                                                     --------------  -------------
        Net cash used in operating activities......................................        (818,910)      (528,135)
                                                                                     --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities (purchases) of short-term marketable investments....................      (4,002,594)      --
    Purchases of long-term marketable investments..................................      (7,988,710)      --
    Capital expenditures...........................................................      (1,493,305)      (871,320)
    Proceeds from capital leases...................................................         385,511        697,018
    Intangible and other assets....................................................        (192,646)      (654,968)
                                                                                     --------------  -------------
        Net cash used in investing activities......................................     (13,291,744)      (829,270)
                                                                                     --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances................................................      34,603,514      3,997,800
  Proceeds from exercise of stock options..........................................          15,350          5,250
  Principal payments under capital lease obligations and other indebtedness........        (680,796)      (485,967)
  Proceeds from line of credit.....................................................         600,000        500,000
  Payments on line of credit.......................................................      (1,300,000)    (1,000,000)
                                                                                     --------------  -------------
        Net cash provided by financing activities..................................      33,238,068      3,017,083
                                                                                     --------------  -------------
Net increase in cash and cash equivalents..........................................      19,127,414      1,659,678
CASH AND CASH EQUIVALENTS, beginning of year.......................................       3,125,296      1,822,925
                                                                                     --------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $   22,252,710  $   3,482,603
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.........................................................  $      150,852  $     207,554
    Cash paid for income taxes.....................................................          48,000         18,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

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

    Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996.

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

NOTE 4 -- INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of September 30, 1996. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 1996, there was not a material net unrealized gain or loss on these investments.

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

OVERVIEW

    UroCor provides a broad range of diagnostic services for the clinical management of certain urological cancers and diseases. The Company's goal is to complement its diagnostic services with therapeutic products and information services in order to become an integrated disease management company serving the urology market. The Company has established four business groups, UroDiagnostics, UroSciences, UroTherapeutics and Disease Management Information Systems, to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases.

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the nine months ended September 30, 1996, approximately 52%, 35%, 8% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 35.4%, from $4.8 million in the three months ended September 30, 1995 to $6.5 million in the three months ended September 30, 1996, and increased 32.4%, from $14.2 million in the first nine months of 1995 to $18.8 million in the first nine months of 1996. These increases resulted from an increase in case volume of 91.4% and 68.5% for the three- and nine-month periods, respectively, over the same periods in the prior year due primarily to expansion of the Company's client base, increased utilization of the Company's diagnostic products and services by existing clients and the introduction of the Company's new kidney stone product line in February 1996. Case volume increased at a higher rate than revenue primarily due to the shift in product and price mix resulting from the introduction of the kidney stone product line and an increase in serum based tests, each of which generally has average selling prices below those of most of the Company's other products.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 39.3%, from $1.8 million in the three months ended September 30, 1995 to $2.6 million in the three months ended September 30, 1996, and increased 35.1%, from $5.3 million in the first nine months of 1995 to $7.1 million in the first nine months of 1996. These increases were due principally to higher personnel costs, and supply and distribution costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 39.8% for the three months ended September 30, 1996 from 38.7% for the three months ended September 30, 1995, and increased to 37.7% of revenue for the first nine months of 1996 from 37.0% for the first nine months of 1995. These increases are due principally to the continued growth of the Company's new kidney stone product line which was introduced in early 1996 and an increase in serum based tests, with each of these products having lower profit margins than those of most of the Company's other products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 38.8%, from $2.3 million in the three months ended September 30, 1995 to $3.2 million in the three months ended September 30, 1996, and increased 32.8%, from $6.9 million in the first nine months of 1995 to $9.1 million in the first nine months of 1996. These increases were due principally to increases in personnel costs related to marketing, sales staff and information services personnel, as well as increases in insurance, taxes, and professional services related to becoming a public company and increases in promotional expenses related to new product introduction. As a percentage of revenue, selling, general and administrative expenses increased to 48.8% for the three months ended September 30, 1996 from 47.6% for the three months ended September 30, 1995, and increased to 48.5% of revenue for the first nine months of 1996 from 48.3% for the first nine months of 1995.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs did not change from $0.5 million in the three months ended September 30, 1995 to $0.5 million in the three months ended September 30, 1996, and increased 11.8%, from $1.6 million in the first nine months of 1995 to $1.8 million in the first nine months of 1996. The nine-month increase was due principally to an increase in internal research laboratory personnel, offset by a decrease in costs associated with the scheduled conclusion of certain external collaborative research projects that were sponsored and funded by the Company. As a percentage of revenue, research and development expenses decreased to 8.3% for the three months ended September 30, 1996 from 11.3% for the three months ended September 30, 1995, and decreased to 9.7% of revenue for the first nine months of 1996 from 11.5% for the first nine months of 1995.

    OTHER INCOME (EXPENSE). Interest income increased in the three- and nine-month periods ended September 30, 1996 compared to the same periods of 1995, due principally to the increased cash, cash equivalents and investments that resulted from the proceeds of the Company's initial public offering in May 1996. Interest expense decreased in the three- and nine-month periods ended September 30, 1996 compared to the same periods of 1995, due to a decrease in the average principal balance of the Company's bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company had cash and cash equivalents of $22.3 million, short-term investments of $4.0 million and long-term investments of $8.0 million. The Company's working capital was $32.2 million.

    In addition to such capital resources, the Company has a bank credit facility pursuant to which it may borrow up to $3.0 million, secured by accounts receivable and all tangible assets of the Company. The credit facility expires in February 1997, and as of September 30, 1996, there were no amounts borrowed thereunder.

    The Company also has available a lease financing arrangement that it may utilize for up to $1.5 million in capital expenditures made through March 1997.

    Accounts receivable, net of allowance for doubtful accounts, totalled $6.4 million at September 30, 1996, an increase of $2.0 million from December 31, 1995. At September 30, 1996, the Company's average number of days sales in receivables was approximately 90 compared to 71 at December 31, 1995. During 1995 and 1996, the Company's Medicare intermediary and certain other third-party payors have continued a general trend of increased time between their receipt of claims for reimbursement and payment to the Company. This trend has resulted in a lengthening of the overall collection cycle and the Company's accounts receivable increasing at a rate greater than the revenue growth rate. Such delays also have affected the Company's cash flow from operations.

    Net cash used in operating activities was $0.8 million for the nine months ended September 30, 1996, which was primarily the result of net income of $1.3 million and depreciation and amortization of $0.8 million offset in part by a $2.0 million increase in accounts receivable, $0.4 million increase in prepaid expenses and $0.4 million increase in laboratory supplies. Prepaid expenses increased primarily due to the timing of payment of insurance premiums, and laboratory supplies increased primarily due to increased test volume and the introduction of new products.

    The Company received approximately $34.6 million (net of expenses and underwriting discount) from an initial public offering of the Company's Common Stock in May 1996. Net cash provided by financing activities was $33.2 million for the first nine months of 1996, consisting primarily of the net proceeds from the initial public offering, offset by net payments on the bank credit facility of $0.7 million and principal payments under capital leases and other indebtedness of $0.7 million. Net cash used in investing activities was $13.3 million and consisted primarily of purchases of short-term investments of $4.0 million, long-term marketable investments of $8.0 million and capital expenditures of $1.5 million.

    The Company's capital expenditures of $1.5 million for the nine months ended September 30, 1996, were primarily for computer hardware and software, office equipment and software development for the Company's information services. Of this amount, $202,000 relates to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to increase over the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services.

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

    The Company anticipates that its operations and growth strategy will be financed through proceeds from its initial public offering, operating cash flow, capital leases and an existing bank credit facility. The Company believes that these sources of funds will be sufficient to satisfy the Company's capital requirements for at least 18 months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. The Company currently has no arrangements, however, for additional financing and there can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.

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

    NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. The Company believes that existing cash, cash equivalents and investments, cash flow from operations, capital leases and an existing bank credit facility, will be adequate to fund its anticipated business expansion, capital expenditures and working capital needs for the next 18 months. There can be no assurance that additional capital will not be required sooner, or, if required, that it will be available on a timely basis or on terms satisfactory to the Company.

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

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with IAF BioVac, Inc. ("BioVac"), for a therapeutic product for use in treating certain types of bladder cancer. BioVac is responsible for obtaining approvals from the United States Food and Drug Administration (the "FDA") for marketing the therapeutic product in the United States. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised that the application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioVac filed with the FDA in August 1996. Although BioVac has advised the Company that it believes it can satisfy FDA requirements, there can be no assurance that approval will be obtained.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NUMBER AND DESCRIPTION                                                              PAGE
---------------------------------------------------------------------------------------     -----
11.1  Computation of Earnings per Share................................................          14

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom
                                               CHAIRMAN OF THE BOARD
                                                PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

November 12, 1996

                                By:          /s/ SOCRATES H. CHOUMBAKOS
                                     -----------------------------------------
                                               Socrates H. Choumbakos
                                              VICE-PRESIDENT CORPORATE
                                               DEVELOPMENT AND CHIEF
                                                 FINANCIAL OFFICER

November 12, 1996