Form 10-K
period 1996-12-31
UROCOR INC
filed 1997-03-28
CIK 946945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER 0-28328

                                  UROCOR, INC.

                 A DELAWARE                             IRS EMPLOYER IDENTIFICATION
                 CORPORATION                                  NO. 75-2117882

                              800 RESEARCH PARKWAY
                         OKLAHOMA CITY, OKLAHOMA 73104

                        Telephone Number (405) 290-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (Common Stock) held by
  non-affiliates of registrant as of March 21, 1997                              $70,591,706

Number of shares of registrant's Common Stock outstanding as of March 21, 1997   10,153,998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

  ITEM                                                                                                           PAGE
---------                                                                                                        -----
PART I......................................................................................................           1
    1.     BUSINESS.........................................................................................           1
    2.     PROPERTIES.......................................................................................          16
    3.     LEGAL PROCEEDINGS................................................................................          17
    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................          17

PART II.....................................................................................................          17
    5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................          18
    6.     SELECTED FINANCIAL DATA..........................................................................          19
    7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............          20
    8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................          24
    9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............          24

PART III....................................................................................................          25
   10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................          25
   11.     EXECUTIVE COMPENSATION...........................................................................          28
   12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................          31
   13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................          33

PART IV.....................................................................................................          34
   14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.......................................................................................          34

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. UROCOR, INC.'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS", "BUSINESS--RISK FACTORS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1. BUSINESS

OVERVIEW

    UroCor, Inc. ("UroCor" or the "Company") provides a broad range of diagnostic services for the clinical management of certain urological cancers and diseases. The Company's goal is to complement its diagnostic services with therapeutic products and information services in order to become an integrated disease management company serving the urology market. The Company has established four business groups, UroDiagnostics, UroSciences, UroTherapeutics and Disease Management Information Systems, to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases. The Company's UroDiagnostics Group provides comprehensive diagnostic services to detect major urological diseases, predict prognosis of the patient's condition, monitor the patient's therapy and identify recurrence of the disease. The primary purpose of the UroSciences Group is to develop additional diagnostic products and technologies for the UroDiagnostics Group. The UroTherapeutics Group was established to acquire rights to sell through the Company's urology-focused sales force urological pharmaceutical products for use in the urologist's office. The Company's Disease Management Information Systems group is designed to provide urologists and managed care organizations with access to the Company's proprietary urological disease databases, disease management models and practice support services in order to improve the diagnosis and treatment of patients.

UROLOGY MARKET

    The urology market differs from most other medical care markets, primarily because of the distinctive characteristics of urological diseases and the multiple roles of the urologist. The urologist often serves as the primary diagnostician, oncologist and surgeon for the treatment of prostate cancer, bladder cancer, kidney stone disease and other complex urological diseases. Patients with prostate or bladder cancer generally require management of the disease by the urologist throughout a disease cycle ranging from three to ten years. The urologist requires sophisticated diagnostic and information services throughout that period. Despite the urologist's need for comprehensive services, currently, diagnostic services, therapeutic products and information resources are provided primarily by local hospitals, pathology groups and other companies that do not focus exclusively on urological disease.

    UroCor serves the segment of the United States urology market consisting of over 7,500 office-based urologists, including those affiliated with managed care organizations. These urologists diagnose and treat patients who generally are referred to them by another physician for prostate cancer, bladder cancer, kidney stone disease and other complex urological diseases.

DISEASE MANAGEMENT BUSINESS

    URODIAGNOSTICS GROUP--PRODUCTS

    The UroDiagnostics Group provides comprehensive diagnostic services to office-based urologists to detect and diagnose certain major urological diseases, make a prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. The UroDiagnostics Group generated revenues of approximately $26.2 million in 1996, constituting approximately 98.9% of the Company's revenue for 1996.

    The Company emphasizes enhanced service, including the provision of a comprehensive detailed report to the referring physician after completion of each specimen analysis. The Company's relations with its clients are supported through its regional customer service representatives, who are responsible for handling inquiries made by referring physicians and providing support for the Company's sales force.

    The following chart sets forth the principal products and services currently offered through the UroDiagnostics Group.

                         UROLOGICAL DIAGNOSTIC SERVICES

                       PRODUCT                                                 APPLICATION
------------------------------------------------------  ----------------------------------------------------------
PROSTATE CANCER
SERUM BASED
  PSA and PSA velocity................................  Detects and monitors disease
  Free/Total PSA*.....................................  Increases specificity of detection
TISSUE BASED
  Sextant biopsy......................................  Increases diagnostic accuracy
  UroScore-Registered Trademark-......................  Improves clinical staging and treatment selection
BLADDER CANCER
CELLULAR BASED
  Cellular pathology and DNA analysis.................  Detects and diagnoses disease
  Antibody markers....................................  Detects and diagnoses disease
SOLUBLE ANTIGEN
  Antibody markers....................................  Monitors disease
TISSUE BASED
  Pathological examination............................  Provides definitive diagnosis and prognosis
  Antibody markers....................................  Provides definitive diagnosis and prognosis
MICROHEMATURIA
  Urine protein chemistry analysis....................  Differentiates between upper and lower tract disease
  Microscopic examination.............................  Differentiates between upper and lower tract disease
KIDNEY STONES
  Stone analysis......................................  Determines stone structure and chemistry
  Serum chemistry.....................................  Identifies underlying disease
  24-hour soluble urine chemistry.....................  Assesses recurrence risk

------------------------

* Currently, for investigational use only and not reimbursed by third-party payors, including Medicare.

    PROSTATE CANCER PRODUCTS. Management of prostate cancer requires the urologist to screen, detect, diagnose, prognose and treat the patient and monitor progression of the disease. UroCor has developed and markets products and services that assist the urologist in each of the diagnostic steps in this disease cycle.

    UroCor's PSA product is used in screening for the disease to improve the urologist's ability to identify true positive cancer patients. The Company's Free/Total PSA product is used for the same purpose and increases the urologist's ability to differentiate prostate cancer from benign disease. UroCor currently is using the Free/Total PSA product on a limited clinical trial basis to validate its results prior to seeking reimbursement approval from third-party payors.

    The current preferred method for diagnosis of the disease after the screening stage is the prostate biopsy. The Company introduced its sextant biopsy product as a tool to increase the possibility of finding small, localized tumor tissue in the prostate. The Company's specimen collection techniques and reporting capabilities assist the urologist in identifying the location of the disease.

    After screening and diagnosis of prostate cancer, the urologist must accurately "stage" or classify the disease to determine whether the cancer has spread beyond the prostate gland. UroCor developed its UroScore-Registered Trademark- test to assist the urologist in this step. As a result of staging the disease, the urologist and patient determine whether to treat the disease with surgery, radiation or drug therapy or simply to monitor its progress. UroCor utilizes its expertise and capabilities to provide the urologist with additional information regarding the aggressiveness of a patient's cancer. This information is enhanced by the Company's pathologists who interpret the prognostic information in conjunction with the patient's diagnostic pathology report.

    After reaching a treatment decision, the urologist can monitor the patient for evidence of recurrence or eradication of the disease by using the Company's PSA test results.

    BLADDER CANCER PRODUCTS. Some of the difficulties that the urologist faces in the diagnosis and management of bladder cancer include detecting tumors at an early stage, assessing the aggressiveness of tumors and monitoring for recurrence after treatment. UroCor's bladder cancer products provide the urologist with analysis and information capabilities in all significant aspects of the diagnosis and management of the disease. In addition, UroCor's bladder cellular analysis incorporates a multi-modality approach that the Company believes provides, compared to its competitors, increased levels of analysis and corresponding improvements in specificity and sensitivity of test results. The Company's complete bladder cancer detection program combines the information from microscopic examinations of a patient's specimen combined with two different techniques, an analysis of the DNA in cell nuclei and the use of one or more specific biomarkers to assist in the pathologist's assessment for the presence of cancer.

    MICROHEMATURIA PRODUCTS. Microhematuria, or the presence of small amounts of blood in the urine, is one of the conditions that may relate to a number of urinary tract diseases and infections. The initial challenge faced by the urologist in diagnosing the underlying cause of the microhematuria is to identify the source of the bleeding. UroCor's microhematuria diagnostic evaluation combines a microscopic examination of cells and urine sediment by pathologists with a urine protein chemistry analysis to provide the urologist with information on the probable location of the bleeding.

    KIDNEY STONE PRODUCTS. Kidney stone disease typically requires physical and chemical analysis of the stone, and, in many cases, analysis of patients' urine and serum specimens to assess the risk of disease recurrence and treatment options. Traditionally, the urologist was required to send each of the kidney stone, urine and serum specimen to different testing service providers. UroCor's kidney stone products offer a program in which the urologist delivers all specimens to UroCor and the Company provides an integrated analysis and report.

    URODIAGNOSTICS GROUP--SALES AND MARKETING

    The Company markets its diagnostic services to the segment of the urology market consisting of more than 7,500 office-based urologists in the United States, many of whom are affiliated with one or more managed care organizations. UroCor has developed a sales force dedicated and trained to market solely to urologists including representatives specializing solely in marketing to managed care organizations.

    The Company also focuses on securing managed care contracts to permit UroCor to provide products and services to patients enrolled in these health care organizations. The Company intends to increase its penetration of the managed care market by developing products and services specifically designed to meet the cost control, quality assurance and other requirements imposed by managed care organizations.

    In addition to its focus on the individual urologist client and managed care organizations, the Company is concentrating its marketing efforts on identifying and marketing products to the growing number of group practices and independent practice associations forming to specialize in urology.

    The Company intends to focus its efforts on expanding its client base and adding additional products and services to its product line for existing and future customers. The Company also intends to use its wide area network link with its client base to enhance the regular two-way communication between the Company and its customers.

UROSCIENCES GROUP

    The UroSciences Group combines access to external resources at academic centers and research institutes with the Company's internal development and assessment capabilities to develop and launch new technologies and products.

    The UroSciences Group has created unique disease specific databases from the diagnostic specimens of patients of the Company's clients in order to enhance current services and validate current products. In addition, all tissue and cellular specimens received and reviewed by the UroDiagnostics Group are stored for future reference and test results are entered into the central client patient database. The Company is currently working with urologists to obtain additional outcomes information to add to its existing databases. The UroSciences Group has also established working relationships with leading academic centers and research institutions which provide surgical pathology specimens and pathology and clinical information on their patients to be used for collaborative research and product development. Using the Company's combined specimen repository and patient databases, UroCor's scientists evaluate new technologies or techniques under development, facilitating determination of the clinical contribution of potential new products and services.

    The primary purpose of the UroSciences Group is to develop additional diagnostic products and technologies for commercialization by the UroDiagnostics Group. The following table sets forth the current principal development programs of the UroSciences Group.

                        UROSCIENCES DEVELOPMENT PROGRAMS

                 DEVELOPMENT PROGRAM                                       PROPOSED APPLICATION
------------------------------------------------------  ----------------------------------------------------------
PROSTATE CANCER
SERUM BASED
  Quantitative RT-PCR PSA.............................  Assists in pre-treatment clinical staging and disease progression monitoring
  Gene discovery--new biomarkers......................  Enhances cancer-specific diagnosis and prognosis
TISSUE BASED
  Antibody or gene probes.............................  Assesses tumor aggressiveness and response to therapy
  Computer assisted image analysis....................  Quantifies tissue and cellular features that predict tumor stage and post-surgery progression risk
PROSTATITIS
URINE/TISSUE BASED
  Microbiological techniques..........................  Diagnoses acute infectious prostatitis
  Gene probes.........................................  Identifies novel non-culturable microorganisms
BENIGN PROSTATIC HYPERPLASIA
URINE/SERUM/TISSUE BASED
  Antibody or gene probes                               Selects and monitors medical therapy
  Gene discovery--new biomarkers                        Characterizes relative gland size and changes in prostate
                                                          disease state
BLADDER CANCER
URINE/TISSUE CELLULAR BASED
  Antibody and gene probes............................  Enhances detection, diagnosis and prognosis and monitors change in disease progression
  Computer assisted image analysis....................  Quantifies tissue and cellular features that predict tumor aggressiveness
URINE--SOLUBLE BASED
  Antibody-based antigen detection systems............  Provides non-invasive detection, diagnosis and prognosis
INTERSTITIAL CYSTITIS
URINE--CELLULAR AND SOLUBLE BASED
  Antibody or gene probes.............................  Assists in definitive diagnosis and monitors response to conventional and new therapies

    PROSTATE CANCER. UroCor is developing a technology called quantitative reverse transcriptase/ polymerase chain reaction ("RT-PCR") to detect prostate cells circulating in the blood which could be relevant to early events in the metastatic process of this disease. UroCor is sponsoring three investigational collaborations to determine the clinical significance and the potential for commercial applications of the information provided by this technology. The Company also has discovered and is evaluating the application of novel genes that are differentially expressed in prostate cancer and benign prostatic hyperplasia ("BPH") that may provide better prostate disease management tools.

    The UroSciences Group has developed computer-assisted image analysis of individual cancer cells and is expanding the application to assess tissue architecture in order to create statistical models, mathematical formulae and artificial neural network systems for facilitating disease management decisions in prostate and bladder cancer. The Company's UroScore-Registered Trademark-product is based on these technologies.

    PROSTATITIS. The Company is evaluating the possibility of introducing microbiological services for the detection, diagnosis and monitoring of acute and persistent prostatitis, a disease characterized by painful inflammation of the prostate. This disease has complex causes and poses difficulties in disease management.

    BENIGN PROSTATIC HYPERPLASIA. UroCor is developing a product for the differential diagnosis of BPH, a common prostate disease associated with the aging process. The Company has licensed molecular and antibody-based technologies that it believes may provide the capability to monitor the response to current and new medical therapies. The Company is also utilizing its prostate disease gene discovery program to identify new genes and gene products that may assist in the diagnosis, clinical staging and choice of the optimal medical therapies for this disease.

    BLADDER CANCER. The Company is developing a combination of technologies which it believes will further enhance its ability to detect early-stage bladder cancer and provide the urologist with diagnostic and prognostic information to assist in more effective management of the patient's care. The Company is developing an application of computer-assisted image analysis and new biomarkers intended to permit more accurate prediction of bladder cancer presence based upon a cytology specimen collected by the urologist. In addition, the UroSciences group plans to apply its gene discovery technology to identify potential new biomarkers and tools for use by the urologist and the bladder cancer patient for the detection of low grade disease, early recurrence and genetic defects predictive of tumor progression.

    INTERSTITIAL CYSTITIS. The Company is developing a product to improve the diagnosis of interstitial cystitis, a debilitating bladder disorder primarily afflicting women. UroCor's product development efforts are directed at providing a definitive diagnosis for the disease based upon a simple urine test.

    OTHER DEVELOPMENT EFFORTS. UroCor believes that some of the technologies acquired or developed in the Company's development programs may have applications in diagnostic products outside the scope of the UroDiagnostics Group's service business and may be applicable to therapeutics. The Company is seeking potential partners for further development of such products.

    UROTHERAPEUTICS GROUP

    UroCor intends to provide through its UroTherapeutics Group selected therapies to urologists for the care of their patients. The Company plans to license, acquire from others or co-market urological pharmaceutical products used or prescribed by the urologist and to capitalize on its urology-focused sales force to market these products to its existing and future client base. The Company also plans to offer ancillary products and services such as computerized order entry, just-in-time inventory, procedure trays to accompany therapeutic interventions, database access and oncologist case consultation as well as reimbursement assistance.

    In December 1994, the Company entered into an agreement with IAF BioVac Inc. ("BioVac"), a subsidiary of BioChem Pharma, Inc., granting the Company exclusive distribution rights in the United States for PACIS BCG, a therapeutic product for treating certain types of superficial bladder cancer. BCG is delivered directly into a patient's bladder by the urologist using a catheter, generally in an office-based procedure. The current BCG treatment procedure includes an initial series of six such doses over a six-week period, and recent studies have indicated that additional maintenance doses of BCG delivered at lengthening intervals may be effective in delaying or eliminating recurrence of bladder cancer.

    Pursuant to the distribution agreement, BioVac is responsible for obtaining approvals from the United States Food and Drug Administration (the "FDA") for marketing the product in the United States. UroCor may not commence selling the product in the United States until BioVac has obtained such FDA approval. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised BioVac that its product license application was not approvable at that time and requested additional data regarding certain aspects of manufacturing and testing of the product. BioVac provided the FDA with the additional data through an amended application in August 1996. BioVac has advised the Company that notwithstanding the receipt of the non-approvable letter from the FDA, it believes it can satisfy FDA requirements and procure approval for marketing the product in the United States. There can be no assurance, however, that such approval will be obtained. The Company has the right to terminate the agreement if FDA approval is not obtained within a specified time period. In the event the FDA approves marketing of the BCG product in the United States, the Company's ability to maintain its exclusive distribution rights is conditioned upon meeting certain minimum sales requirements.

    In addition to the proposed BCG product, the Company plans to pursue the license or acquisition of other therapeutic products for distribution through its sales force. The Company has no current plans to internally develop or manufacture therapeutic products.

    DISEASE MANAGEMENT INFORMATION SYSTEMS

    UroCor believes that useable, relevant information provides one of the most important components of disease management services. The Company intends to capitalize on its existing relationships with its urologist clients and managed care organizations and its existing information resources to help improve the clinical management of patients as well as its clients' productivity and profitability.

    SECURE WIDE AREA NETWORK. The Company's Disease Management Information Systems group has developed and currently is testing a secure wide area network that is intended to enhance two-way communication between UroCor and its physician client base, with an initial focus on the services of the UroDiagnostics Group. Through this network, it is intended that a physician client will be able to receive advanced case reports on current diagnostic findings, request a status update for any specimens currently in the processing queue, request a consultation with one of the Company's pathologists and send patient and billing information to the Company in advance of a specimen. The Company also intends to develop applications for this network that would permit its clients to access the Company's database and integrate the use of the information produced into their clinical decisions and practice management.

    CLINICAL DECISION SUPPORT SYSTEMS. The Company is developing disease specific medical databases. Building from the UroSciences and UroDiagnostics Groups' databases with delivery over the secure wide area network, the Company intends to provide answers to the urologists' questions about a patient or a group of patients. UroCor anticipates that urologists will use standard software tools and apply their questions about the disease progression of their patients against their patients' histories, aggregated disease trends within their own patient population or aggregated disease trends within regional and national criteria specific groupings. The Company believes that this application of information technologies will provide both the foundation and direct customer feedback for the Company's development of proprietary software applications in decision analysis and support.

    The Company initiated development of the first generation of its proprietary disease pathway computer models for prostate cancer and bladder cancer during 1993, compiling information from published literature on medical practice, technologies and various costs and claims databases. The Company used this integrated information pool to model diagnostic and therapeutic intervention points in prostate and bladder cancer from the detection stage through the point at which the disease is either cured or is determined to be incurable.

    UROLOGY SUPPORT SERVICES. Building upon existing relationships with urologists, the Company intends to offer a broad range of business management services to urologists. In early 1997, the Company introduced technical consulting services for communications and network management and configuration, including customization of software and system functions. The Company intends to develop and offer other business management services, including accounts receivable management, cost accounting and capitation modeling.

COMPETITION

    The market for providing urologists and managed care organizations with disease management systems and services is still emerging. The Company is not aware of any other company that currently is providing the comprehensive approach pursued by the Company in urology.

    The market for providing urologists with specialized diagnostic services for detection, diagnosis, prognosis and monitoring is highly competitive and fragmented. The majority of this market is served by hundreds of local free-standing or hospital-pathology services that compete for the cellular and tissue diagnostic services offered by the Company. Other hospital laboratories, specialty laboratories and general reference laboratories provide some of the serum and other testing provided by the Company. The main competitive advantage of local hospital pathology service providers is long-established local physician referral practices. The general reference laboratories' competitive strength is attributable primarily to their service capabilities to provide local couriers for specimen pickup and broad-based contracting ability with managed care organizations. Other companies that already market diagnostic products and medical supplies in other fields have begun marketing systems and kits for performing certain tests in the urologist's office. The Company believes that it will be able to compete with these diagnostic product and service providers because of its disease management approach, its broad range of diagnostic products and services, its urology-dedicated sales force and its focused product research and development and information development efforts.

    The Company also competes with many biotechnology companies, manufacturers of diagnostic systems and kits as well as other producers and distributors of medical products for the acquisition of technology for research and product development. The Company believes its own product and technology development and evaluation capabilities together with its expertise in urological diseases and market access provide it with the ability to compete successfully in this area.

    In the therapeutics segment of the urology market, surgery performed by the urologists as well as a number of chemotherapeutic drugs will compete with the Company's anticipated BCG therapy product for bladder cancer. Two other companies, Connaught Laboratories, Inc. and Organon, Inc., already are marketing BCG products in the United States. Many major and other pharmaceuticals companies which can deploy larger sales organizations and research and development efforts than the Company compete for sales of other urological drugs. Because of its existing relationships with urologists through its UroDiagnostics Group and sales force, the Company believes that it has the ability to compete in this market.

    Information systems companies provide services and software products that will compete with proposed Company products and services. In addition, other companies are building regional or national databases focused on improving clinical and economic disease outcomes similar to the Company's application of its urological disease database. The main competitive advantage of these companies is their knowledge and focus on software and system development. Many of these companies have considerably greater resources and experience than the Company in the development of software and information systems. The Company believes that the principal competitive factors for clinical outcomes database software are the quality and depth of the underlying clinical outcomes database, the usefulness of the data and reports generated by the software, customer service and support, ease-of-use, compatibility with the customer's existing information systems, potential for product enhancements and vendor reputation. The Company believes that it can compete in this area because of its established relationships with urologists and its expertise in and focus on urology.

    Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company. Many such competitors also have long-established relationships with the Company's current and prospective customers.

GOVERNMENT REGULATION

    The health care industry in the United States is highly regulated, and the diagnostic service segment, which includes the Company's UroDiagnostics Group, is no exception. The Company's diagnostic operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA in the past has considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA requirements for the Company's in-house assays. The FDA currently regulates some of the tests and systems purchased by the Company from third parties and used in the Company's diagnostics business. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. If the UroSciences Group should decide to market any of its diagnostic technology as test kits to be used by third parties, such test kits would require FDA approval. The Company performs extensive internal validation procedures and selected independent clinical trials on new tests and markers which it intends to market. While no assurances may be given in such regard, the Company believes that it could adjust to any reasonable changes in applicable FDA requirements without significant disruption or financial impact. In the event that any such changes are more extensive than anticipated, these changes would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

    The Company's business also is subject to a variety of governmental regulations at the federal, state and local levels. The Company's clinical laboratory is certified under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988 ("CLIA") and participates in the federal Medicare program and certain state Medicaid programs. The Company also is licensed under the clinical laboratory licensure laws of Oklahoma, where the Company's clinical laboratory is located. Because the Company provides clinical testing services to patients nationwide, its laboratory also is licensed under the laws of those state or local governments which the Company is aware have clinical laboratory regulation programs applicable to out-of-state laboratories. The Company believes that it has obtained all such licenses required for its operations and is in compliance in all material respects with all such applicable regulations.

    In addition, certain regulatory authorities require participation in a proficiency testing program approved by the United States Department of Health and Human Services ("DHHS") for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory. The Company believes it is in compliance in all material respects with all such applicable regulations.

    The federal Social Security Act prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), for (i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made under a health care program that provides health benefits, which is funded directly, in whole or in part, by the United States government and any state health care program, or (ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal health care program. The applicable provisions of the Social Security Act contain both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of the DHHS and the United States Department of Justice.

    There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, DHHS, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Enforcement actions have increased, as evidenced by recent federal court decisions and activities initiated by the OIG, and, generally, courts have taken a broad interpretation of the scope of the applicable provisions of the Social Security Act. Because of such increased scrutiny and such broad interpretations, these provisions could limit the manner in which the Company conducts its business. Although the Company believes that it currently complies with any such provisions, no assurance can be given regarding compliance in any particular factual situation.

    Another federal provision, the Stark self-referral and payment prohibition, generally forbids, absent any applicable exception, a physician from making referrals for the furnishing of certain designated health services for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." A "financial relationship" under the Stark provision includes certain compensation arrangements with an entity for payment of any remuneration, and certain ownership or investment interests in the entity. Penalties for violating the Stark provision include denial of payment for any service rendered by an entity in violation of the prohibition, civil money penalties and exlcusion from the Medicare and Medicaid programs. A number of states, including New York and California, have enacted similar prohibitions to the Stark law covering referrals of non-Medicare as well as Medicare business. These state rules are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. Although the Company believes it has no prohibited relationships with any of its referrers, it is unable to predict how these laws may be applied or interpreted in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could affect the Company's operations under certain circumstances.

    Any exclusion or suspension from participation in the Medicare program, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by DHHS or any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

    The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine (including pathology) and from employing physicians to practice medicine (including pathology). The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. Although the Company believes its current and planned activities do not constitute prohibited fee splitting or violate any prohibition against the corporate practice of medicine, there can be no assurance that future interpretations of such laws will not require structural or organizational modifications of the Company's existing business.

    Pursuant to the federal Occupational Safety and Health Act, laboratories have a general duty to provide a work place for their employees that is safe from hazard. The United States Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA issued a standard in 1992 applicable to protection of workers from blood-borne pathogens. Failure to comply with this standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe work place could subject an employer, including a laboratory employer such as the Company, to substantial fines and penalties.

THIRD-PARTY REIMBURSEMENT

    In 1994, 1995 and 1996, the Company received approximately 58%, 58% and 52%, respectively, of its revenue from services performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the services performed for Medicare beneficiaries, the Company must accept reimbursement from Medicare as payment in full, subject to applicable co-payments and deductibles. In 1987, 1989 and 1990, federal budget legislation instituted changes in Medicare's fee schedule relating to reimbursement for laboratory services. Each such change lowered Medicare reimbursement schedules. Other legislative proposals have been made which, if enacted, could have an adverse effect on reimbursement of laboratory services.

    Reimbursement rates for most of the Company's services have been established by Medicare and some third-party payors, but have not been established by all insurance carriers. Although substantially all of the Company's routine, non-investigational services receive reimbursement at various rates or on a case-by-case basis, some of the services that the Company may provide in the future may not be approved by Medicare or some other third-party payors and reimbursement rates on such services cannot be predicted. The Company cannot collect from Medicare or any other third-party payor for services not approved by them for reimbursement. Approval by Medicare or other federal agencies does not assure approval by other third-party payors. Most third-party payors, including Medicare, do not reimburse for services that they determine to be experimental, investigational or otherwise not reasonable and necessary for diagnosis or treatment. A formal coverage determination is made, however, with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. Medicare may audit and review its prior payments to the Company, and may determine that certain of those payments must be refunded.

INTELLECTUAL PROPERTY

    The Company has entered into license and option agreements with academic centers and biotechnology companies covering technologies it believes may be of utility in the future in improving urological disease management. Most of these arrangements provide the Company exclusive worldwide commercial rights in all human diagnostics and several also provide the option for therapeutic applications.

    The Company licenses patents and seeks patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and marketing efforts. While the Company believes these technologies and any patent protection which may become available should help the Company improve its competitive position in its market, the Company presently is not dependent on any such patents and does not expect to become dependent on patents in the future.

    The Company attempts to protect its proprietary products by relying on trade secrets and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. There can be no assurance that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

    The Company intends to seek copyright protection when appropriate for any information systems products it may develop.

    The Company has registered the service marks UROCOR-REGISTERED TRADEMARK-, URODIAGNOSTICS-REGISTERED TRADEMARK-, UROSCIENCES-REGISTERED TRADEMARK- and UROSCORE-REGISTERED TRADEMARK- with the United States Patent and Trademark Office.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied in all material respects with these laws, regulations and policies and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

    The Company's research and development activities involve the controlled use of hazardous materials, including certain hazardous chemicals and infectious biological specimens. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

EMPLOYEES

    At December 31, 1996, the Company had 222 full-time and 44 part-time employees, of which 95 were employed in diagnostic services operations and support, 97 in sales and marketing, 20 in scientific research and development, 17 in information systems operations and development and 37 in general and administrative. At December 31, 1996, the Company employed, full time, 12 persons with M.D. degrees and 7 persons with Ph.D. degrees.

RISK FACTORS

    THE COMPANY'S EXPECTATIONS WITH RESPECT TO FUTURE RESULTS OF OPERATIONS THAT MAY BE EMBODIED IN ORAL AND WRITTEN FORWARD-LOOKING STATEMENTS, INCLUDING ANY FORWARD-LOOKING STATEMENTS THAT MAY BE CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MUST BE CONSIDERED WHEN EVALUATING THE LIKELIHOOD OF THE COMPANY'S REALIZATION OF SUCH EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

    HISTORY OF LOSSES; LIMITED HISTORY OF PROFITABLE OPERATIONS

    The Company recorded net losses of approximately $1.5 million, $1.5 million, $2.2 million and $2.3 million for the years ended December 31, 1991, 1992, 1993 and 1994, respectively. While the Company reported net income of approximately $533,000 and $2.4 million for the years ended December 31, 1995 and 1996, respectively, the Company may experience losses in the future until such time, if ever, as its operations consistently generate sufficient revenue to cover its costs. At December 31, 1996, the Company had an accumulated deficit of approximately $12.0 million. There can be no assurance that the Company will ever be consistently profitable.

    NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

    The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. Although the Company believes that its existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require additional resources. In such event, the Company may be required to seek additional financing, and there is no assurance that the Company would be able to obtain such financing on acceptable terms.

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE
     REFORM

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

    From time to time, the public and the federal government focus significant attention on reforming the health care system in the United States. Any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of legislative proposals have been introduced in

Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. The Clinton Administration's recently proposed fiscal year 1998 federal budget contains many provisions, which if enacted, will substantively affect Medicare reimbursement. Because of the uncertainties surrounding the nature, timing and extent of any such reform initiatives, the Company is unable to predict the effects of any such changes on the Company.

    DEPENDENCE ON CERTAIN PRODUCT LINES

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

    NO ASSURANCE OF SUCCESSFUL ACQUISITION OF DISTRIBUTION RIGHTS FOR
     THERAPEUTIC PRODUCTS

    Through its UroTherapeutics Group, the Company is developing a therapeutic products distribution business. The Company currently has acquired distribution rights for only one therapeutic product. There can be no assurance that the Company will be successful in negotiating any additional distribution or other agreements related to therapeutic products in the future. Additionally, the Company has never marketed or distributed any therapeutic products, and there can be no assurance that the Company's efforts in this regard will be successful.

    UNCERTAINTY RELATED TO GOVERNMENT REGULATION

    The Company's diagnostic laboratory operations currently are required to be certified or licensed under CLIA, the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. The loss of a license, imposition of a fine or an increase in the complexity or substantive requirements of such federal, state and local laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

    The Company's diagnostic laboratory operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA requirements for the Company's in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA currently regulates a number of the products which the Company purchases from third parties for use in its diagnostic services. The manufacturers of such products are responsible for compliance with FDA regulations relating to such products. There can be no assurance, however, that action by the manufacturers or by the FDA would not impair the Company's ability to obtain and offer certain services. The unavailability of certain services and materials used in the Company's diagnostics business would have a material adverse effect on the Company's financial condition and results of operations.

    Although the Company's existing and proposed information services products currently are not subject to regulation by the FDA, the FDA could determine in the future that the predictive applications of these products are deemed to be medical devices subject to FDA regulation. In that event, the Company could experience delays in developing and marketing new services and increases in research and development costs.

    As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretation by regulatory bodies, and no assurance can be given that any such changes will not have a material adverse effect on the Company's financial condition and results of operations.

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT

    The Company has a distribution agreement with BioVac for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioVac is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised BioVac that its application was not approvable at that time and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioVac filed with the FDA through an amended application in August 1996. Although BioVac has advised the Company that it believes it can satisfy FDA requirements and procure approval for marketing the product in the United States, there can be no assurance that approval will be obtained.

    UNCERTAINTIES RELATED TO MANAGED CARE

    Managed care organizations are gaining increasing control over the access to health care for an increasing number of patients with urological diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increased pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations.

    NO ASSURANCE OF ACCESS TO AND DELIVERY OF NEW DIAGNOSTIC TECHNOLOGY

    The markets for the Company's diagnostic products are characterized by rapidly changing technology, frequent new product introductions and enhancement and, therefore, rapid product obsolescence. There can be no assurance that the Company will be able to identify new products, trends or opportunities, develop and bring to market new products, respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials or receive commercial acceptance for its products.

    UNCERTAINTIES RELATED TO INVESTMENTS IN DISEASE MANAGEMENT INFORMATION
     SYSTEMS

    The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce in the future related to the clinical management of urologists' patients and the business management of their practices. Development and delivery of these new services will require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    SUBSTANTIAL COMPETITION

    The industry in which the Company's diagnostics business operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local and regional pathology services, hospital laboratories and large general reference clinical laboratories. Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many also have long established relationships with the Company's current and prospective customers and with managed care organizations. There can be no assurance that the Company will be able to compete successfully with such entities in the marketing of products and services and in the acquisition of new technologies.

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

    The Company recently has experienced substantial growth and expanded its operational capabilities. The Company also is planning to offer a therapeutic product line and information and business management services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company has experience primarily in managing a diagnostics service business. There can be no assurance that the Company will be able to manage expansion into and operation of therapeutics, business management or information services businesses.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

    The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, availability and cost of diagnostic supplies, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company expects its operating results to continue to fluctuate.

    UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

    The Company's business depends in part upon intellectual property, internally developed and licensed from others, including patents, copyrights, trade secrets, know-how and continuing technology innovation. There can be no assurance that any steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation, that any patents issued to or licensed by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide a competitive advantage. Furthermore, there can be no assurance that others will not independently develop technologies that are similar or superior to the Company's technology and obtain patents or copyrights relating to such technologies. In such event, the Company may not be able to license such technologies on acceptable terms. Although the Company believes that its products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Moreover, litigation may be necessary in the future to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

    DEPENDENCE ON KEY PERSONNEL

    The Company's ability to market and deliver its products and services and to achieve and maintain a competitive position is dependent in large part upon the efforts of its senior management. The loss of the services of one or more members of its senior management could have a material adverse effect on the Company's financial condition and results of operations. The Company's future success also will depend upon its ability to attract and retain qualified management, scientific, technical and manufacturing employees to support its future growth. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract and retain such persons could materially adversely affect the Company's financial condition and results of operations.

    POTENTIAL LIABILITIES; LIMITED INSURANCE COVERAGE

    Employees of the Company, like those of all companies that provide diagnostic services dealing with human blood specimens, may be exposed to risks of infection from AIDS, hepatitis and other blood-borne diseases if appropriate laboratory practices are not followed. Although no infections of this type have been reported in the Company's history, no assurance can be provided that such infections will not occur in the future. The Company could also be subject to legal actions arising out of the misperformance of its testing services or the malpractice of professional physician services. Any such legal actions could have a material adverse effect on the Company's financial condition and results of operations.

    Although the Company presently is covered by medical malpractice and general liability insurance, there can be no assurance that the insurance coverage will provide sufficient funds to satisfy any judgments which could be entered against the Company in the future or that liability insurance in such amounts will be available or affordable in the future. In addition, there can be no assurance that all of the activities encompassed within the Company's business are covered under the Company's insurance policies. Moreover, although the Company maintains personal property and business interruption insurance and has taken what it believes to be adequate safeguards, the catastrophic loss of the Company's tissue or cell library could have a material adverse effect on the continued development of its database in a manner which would not be compensated fully by insurance.

    The Company currently has no product liability insurance, and although it plans to obtain such insurance prior to marketing any therapeutic product, there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities.

    RISKS ASSOCIATED WITH HAZARDOUS MATERIALS

    The Company's diagnostic services and research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

ITEM 2. PROPERTIES

    The Company leases approximately 51,000 square feet of administration, sales and marketing, operations and research and development space in Oklahoma City, Oklahoma. The Company's initial lease term expires in June 2005 and may be extended at the Company's option for an additional five years. The Company has rights of first refusal to lease additional space in the rest of the 110,000 square foot building as well as a purchase option on the building. The Company's monthly rental obligation for its facilities currently is approximately $37,000. The Company believes that its leased facilities are adequate for its current needs and that suitable, additional space will be available on acceptable terms for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    MARKET FOR THE COMMON STOCK

    The Company's Common Stock is listed on the Nasdaq National Market under the symbol "UCOR". The table below sets forth the high and low sales prices of the Common Stock for the second, third and fourth quarters of 1996 and the first quarter of 1997 through March 21, 1997, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions. Prior to the Company's initial public offering of the Common Stock in May 1996, there was no market for the Common Stock.

                                                                             1996                    1997
                                                                         PRICE RANGE             PRICE RANGE
                                                                    ----------------------  ----------------------
                                                                       HIGH         LOW       HIGH         LOW
                                                                       -----     ---------  ---------      ---
First Quarter (1).................................................      --          --         11 1/2       7 7/8
Second Quarter (2)................................................          18      10 1/4     --          --
Third Quarter.....................................................          16       8 1/4     --          --
Fourth Quarter....................................................          14       8 1/4         --          --

------------------------

(1) Through March 21, 1997.

(2) From May 17, 1996 through June 30, 1996.

    As of March 21, 1997, the last sales price per share of UroCor's Common Stock, as reported by The Nasdaq Stock Market, was $9.

    As of March 21, 1997, the Company's 10,153,998 shares of Common Stock outstanding were held by 111 stockholders of record.

    DIVIDEND POLICY

    UroCor has not paid a cash dividend to its holders of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

    RECENT SALES OF UNREGISTERED SECURITIES

    From January 1996 through November 1996, the Company issued a total of 17,150 shares of Common Stock for an aggregate consideration of $17,163 to various employees and a director of the Company pursuant to the exercise of options granted under the Company's stock option plan. Also, during 1996, the Company issued a total of 63,059 shares of Common Stock for an aggregate consideration of $182,533 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants.

    None of the foregoing transactions involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 1996, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                        ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue.............................................  $    4,813  $    9,348  $   14,531  $   19,758  $   26,522
Operating expenses:
  Direct cost of services and products................       2,019       3,893       5,891       7,354       9,966
  Selling, general and administrative expenses........       3,796       6,308       8,765       9,423      12,735
  Research and development............................         552       1,252       1,969       2,267       2,448
                                                        ----------  ----------  ----------  ----------  ----------
    Total operating expenses..........................       6,367      11,453      16,625      19,044      25,149
                                                        ----------  ----------  ----------  ----------  ----------
  Income (loss) from operations.......................      (1,554)     (2,105)     (2,094)        714       1,373
                                                        ----------  ----------  ----------  ----------  ----------
Other income (expense)................................          42         (63)       (203)       (181)        990
                                                        ----------  ----------  ----------  ----------  ----------
Net income (loss).....................................  $   (1,512) $   (2,168) $   (2,297) $      533  $    2,363
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Pro forma net income (loss) per share(1)..............  $     (.37) $     (.41) $     (.38) $      .07  $      .24
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Shares used in computing pro forma net income (loss)
 per share (1)........................................       4,093       5,233       6,104       7,296       9,832
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------


                                                                             AT DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.......................  $    3,002  $    1,193  $    1,823  $    3,125  $   21,771
Working capital.......................................       2,875       1,618       2,911       5,904      27,917
Marketable investments, long-term.....................      --          --          --          --          11,704
Total assets..........................................       4,777       5,017       7,946      12,494      50,270
Long-term debt........................................          63       1,009       2,063       1,666         659
Accumulated deficit...................................     (10,421)    (12,590)    (14,887)    (14,355)    (11,991)
Total stockholders' equity............................       3,536       1,367       3,869       8,425      45,687

------------------------

(1) Computed on the basis described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the year ended December 31, 1996, approximately 52%, 35%, 8% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients and physicians and hospitals, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             1994         1995         1996
                                                                          -----------  -----------  -----------
Revenue.................................................................      100.0%       100.0%       100.0%
Operating expenses:
Direct cost of services and products....................................       40.5         37.2         37.6
  Selling, general and administrative expenses..........................       60.3         47.7         48.0
  Research and development..............................................       13.6         11.5          9.2
                                                                              -----        -----        -----
    Total operating expenses............................................      114.4         96.4         94.8
                                                                              -----        -----        -----
Income (loss) from operations...........................................      (14.4)         3.6          5.2
Other income (expense)..................................................       (1.4)       (0.9)          3.7
                                                                              -----        -----        -----
Income (loss) before income taxes.......................................      (15.8)         2.7          8.9
Income taxes............................................................      --           --           --
                                                                              -----        -----        -----
Net income (loss).......................................................      (15.8)%        2.7%         8.9%
                                                                              -----        -----        -----
                                                                              -----        -----        -----

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUE. Revenue increased 34.2%, from approximately $19.8 million in 1995 to approximately $26.5 million in 1996. This increase was due primarily to a 71.2% increase in case volume attributable to expansion of the Company's client base from 1,320 to 1,895 urologists in December 1995 and 1996, respectively, increased utilization of the Company's diagnostic products and services by existing clients, and the introduction of the Company's new kidney stone product line in February 1996. Case volume increased at a higher rate than revenue primarily due to the shift in product and price mix resulting from the introduction of the kidney stone product line and an increase in serum based tests, each of which generally have average selling prices below those of most of the Company's other services.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 35.5%, from approximately $7.4 million in 1995 to approximately $10.0 million in 1996. This increase was due principally to higher personnel, supply and shipping costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 37.6% for 1996 compared to 37.2% in 1995. This increase is due principally to the introduction of the Company's new kidney stone product line in early 1996 and an increase in serum based tests, each of which have lower profit margins than most of the Company's other services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 35.1%, from approximately $9.4 million in 1995 to approximately $12.7 million in 1996. This increase was due principally to increased personnel costs related to marketing, sales staff and information services personnel, increases in insurance, taxes and professional services and increases in promotional expenses related to new product introductions. As a percentage of revenue, selling, general and administrative expenses were 48.0% for 1996 compared to 47.7% in 1995.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 8.0%, from approximately $2.3 million in 1995 to approximately $2.4 million in 1996. This increase was due principally to increased internal research laboratory personnel costs, offset by a decrease in costs associated with certain external collaborative research projects that were sponsored and funded by the Company and completed in 1996. As a percentage of revenue, research and development expenses were 9.2% for 1996 compared to 11.5% in 1995.

    OTHER INCOME (EXPENSE). Interest income increased from approximately $109,000 in 1995 to approximately $1.2 million in 1996 due principally to the increased cash, cash equivalents, and investments that resulted from the proceeds from the Company's initial public offering of Common Stock in May 1996. Interest expense decreased 22.4%, from approximately $290,000 in 1995 to approximately $226,000 in 1996, due primarily to a decrease in average principal balance of a bank credit facility during 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    REVENUE. Revenue increased 36.0%, from approximately $14.5 million in 1994 to approximately $19.8 million in 1995. This increase was due primarily to a 19.3% increase in case volume combined with expansion of the Company's client base from 1,250 to 1,320 urologists in December, 1994 and 1995, respectively, increased utilization of the Company's diagnostic products and services by existing clients, increased average revenue per case resulting from changes in product mix, and the effect of the marketing of prostate histology sextant testing services for the full year in 1995 compared to ten months in 1994.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 24.8%, from approximately $5.9 million in 1994 to approximately $7.4 million in 1995. This increase was due principally to higher personnel, supply and shipping costs resulting from increased case volume. As a percentage of revenue, direct expenses were 37.2% for 1995 compared to 40.5% in 1994, reflecting a favorable change in revenue mix to higher margin services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 7.5%, from approximately $8.8 million in 1994 to approximately $9.4 million in 1995. This increase was due principally to increased costs of sales force personnel and marketing staff for the full year in 1995, as the managed care sales group and several other positions were filled in mid-1994. Promotional expenses related to the managed care sales effort also increased due to activity for the full year in 1995 compared to the approximately six months following the deployment of the managed care sales force in mid-1994. As a percentage of revenue, selling, general and administrative expenses were 47.7% for 1995 compared to 60.3% in 1994.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 15.1%, from approximately $2.0 million in 1994 to approximately $2.3 million in 1995. This increase was due principally to additional collaborative research projects for the development of potential new products and services, as well as internal research laboratory personnel costs. As a percentage of revenue, research and development expenses were 11.5% for 1995 compared to 13.6% in 1994.

    OTHER INCOME (EXPENSE). Interest income increased 4.8%, from approximately $104,000 in 1994 to approximately $109,000 in 1995. Interest expense decreased 5.5%, from approximately $307,000 in 1994 to approximately $290,000 in 1995, due to a decrease in average principal balances of capital leases and a bank credit facility during 1995.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents the Company's results of operations for the last 12 calendar quarters. This data is unaudited and includes, in the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

    The Company's quarterly operating results are affected by a wide variety of factors, many of which are outside the Company's control, that could materially and adversely affect revenue, operating expenses and income. These factors include the volume and timing of cases received, seasonality related to the timing of patient visits to the urologist's office as affected by weather and insurance deductible status, competitive pricing pressures, availability and cost of diagnostic supplies, changes in the mix of products sold, the timing and costs of new product and technology introductions by the Company or its competitors and retention and expansion of the Company's sales force.

                                             1994                                        1995                       1996
                          ------------------------------------------  ------------------------------------------  ---------
                             Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4         Q1
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
Revenue.................  $   2,786  $   3,487  $   3,741  $   4,517  $   4,619  $   4,824  $   4,784  $   5,531  $   5,908
Operating Expenses:
Direct costs of services
  and products..........      1,193      1,346      1,559      1,793      1,658      1,749      1,849      2,098      2,138
Selling, general and
  administrative
  expenses..............      1,873      2,041      2,383      2,468      2,255      2,342      2,276      2,550      2,862
Research and
  development...........        404        457        517        591        558        540        540        629        644
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from
  operations............       (684)      (357)      (718)      (335)       148        193        119        254        264
Other income
  (expense).............        (66)       (37)       (41)       (59)       (56)       (63)       (40)       (22)       (33)
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before
  income taxes..........       (750)      (394)      (759)      (394)        92        130         79        232        231
Income taxes............     --         --         --         --         --         --         --         --         --
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).......  $    (750) $    (394) $    (759) $    (394) $      92  $     130  $      79  $     232  $     231
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                             Q2         Q3         Q4
                          ---------  ---------  ---------

Revenue.................  $   6,449  $   6,476  $   7,689
Operating Expenses:
Direct costs of services
  and products..........      2,390      2,576      2,861
Selling, general and
  administrative
  expenses..............      3,104      3,159      3,611
Research and
  development...........        649        540        615
                          ---------  ---------  ---------
Income (loss) from
  operations............        306        201        602
Other income
  (expense).............        161        434        428
                          ---------  ---------  ---------
Income (loss) before
  income taxes..........        467        635      1,030
Income taxes............     --         --         --
                          ---------  ---------  ---------
Net income (loss).......  $     467  $     635  $   1,030
                          ---------  ---------  ---------
                          ---------  ---------  ---------

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had cash and cash equivalents of approximately $15.8 million, short-term investments of approximately $6.0 million, long-term investments of approximately $11.7 million and working capital of approximately $27.9 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $8.2 million at December 31, 1996, an increase of approximately $3.8 million from December 31, 1995. At December 31, 1996, the Company's average number of days sales in receivables was approximately 97 compared to approximately 71 at December 31, 1995. During 1995 and 1996, the Company's Medicare intermediary and certain other third-party payors continued a general trend of increased time between receipt of claims for reimbursement and payment to the Company. The Company's revenue attributable to Medicare decreased from approximately 58% in 1995 to approximately 52% in 1996. Revenue attributable to managed care and private insurance plans, which generally have longer payment times than Medicare, increased from approximately 31% in 1995 to approximately 35% in 1996. These trends have resulted in a lengthening of the overall collection cycle and the Company's accounts receivable increasing at a rate greater than the revenue growth rate. Such delays also have affected the Company's cash flow from operations.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance compared to historical trends. The Company maintains what it believes to be an adequate level of an allowance for doubtful accounts through charges to operations which are included in selling, general and administrative expenses. The Company historically has not experienced any material write-off or collection problems for which adequate reserves had not been established through its regular provision for doubtful accounts.

    Operating activities provided net cash of approximately $480,000 in 1996, and used net cash of approximately $533,000 and $2.4 million in 1995 and 1994, respectively. The net cash provided by operating activities in 1996 was primarily the result of net income of approximately $2.4 million, depreciation and amortization of approximately $1.1 million, and an approximately $1.4 million increase in accounts payable offset in part by an approximately $3.8 million increase in accounts receivable, an approximately $449,000 increase in laboratory supplies, and an approximately $411,000 increase in other current assets. Laboratory supplies increased primarily due to increased case volume and the introduction of new products. Other current assets increased primarily due to accrued interest income on investments. Accounts payable increased due to the timing of payments at the end of the calendar year.

    The Company received approximately $34.5 million (net of expenses and underwriting discount) from an initial public offering of the Company's Common Stock in May 1996. Net cash provided by financing activities was approximately $33.1 million for 1996, consisting primarily of the net proceeds from the initial public offering, offset by net payments on a bank credit facility of $700,000 and principal payments under capital leases and other indebtedness of approximately $927,000. Net cash used in investing activities for 1996 was approximately $21.0 million and consisted primarily of net purchases of short-term investments of approximately $6.0 million, purchases of long-term marketable investments of approximately $11.7 million and capital expenditures of approximately $3.4 million.

    The Company's capital expenditures of approximately $3.4 million in 1996 were primarily for computer hardware and software, office equipment and software development for the Company's information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to continue to increase over the historical level of such expenditures as the Company endeavors to expand to deliver therapeutics and information services and enhance current diagnostic services. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the United States Food and Drug Administration (the "FDA"). The total cost of the distribution rights is $3.0 million, which is being paid in installments based on achievement of certain milestones by the manufacturer. The Company made an initial payment of $750,000 in December 1994 and a second installment of $500,000 in 1995 after the product was submitted for FDA review in April 1995. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. The Company expects to make this payment in 1997 and intends to make any such payment from existing cash and investment balances.

    No income tax expense was recorded for 1995 or 1996, due to utilization of the Company's net operating loss carryforwards. At December 31, 1996, the Company estimated net operating loss carryforwards of approximately $6.6 million were available to reduce future taxable income after considering certain annual limitations.

    The Company believes that its existing capital resources will be sufficient to provide the funds necessary to maintain its present level of operations and implement its currently planned growth strategy. However, there may be circumstances or new business opportunities that would require additional resources. In such event, the Company may be required to seek additional financing and there is no assurance that the Company would be able to obtain such financing on acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-3 through F-14 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information as of March 21, 1996, regarding the directors and executive officers of UroCor.

NAME                                       AGE                                    POSITION
-------------------------------------      ---      ---------------------------------------------------------------------
William A. Hagstrom..................          39   Chairman of the Board, President and Chief Executive Officer
Socrates H. Choumbakos...............          52   Vice President Corporate Development, Chief Financial Officer and
                                                    Secretary
Mark G. Dimitroff....................          49   Vice President and General Manager UroDiagnostics Group
Robert W. Veltri, Ph.D...............          55   Vice President and General Manager UroSciences Group
Kathyrn L. W. Ingerly................          37   Vice President Disease Management Information Systems
Gerard J. O'Dowd, M.D................          46   Medical Director
Michael N. McDonald..................          39   Director of Finance and Administration, Treasurer and Assistant
                                                    Secretary
Paul A. Brown, M.D(1),(2),(3)........          58   Director
Herbert J. Conrad(1),(2),(3).........          64   Director
Michael E. Herbert(1),(3)............          52   Director
Louis M. Sherwood, M.D...............          60   Director
Don E. Spyrison......................          51   Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Member of Nominating Committee

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

    WILLIAM A. HAGSTROM. Mr. Hagstrom has been a director of the Company and served as President and Chief Executive Officer of the Company since November 1989. Mr. Hagstrom was appointed Chairman of the Board of Directors in September 1994. Before joining the Company, Mr. Hagstrom was Vice President of the Scientific Products Division of Baxter-Travenol, a medical products company, where he served in various marketing, sales, product planning and general management positions from November 1985 to November 1989. Prior to joining Baxter-Travenol, he spent three years at American Hospital Supply Corp. until it was acquired by Baxter-Travenol and three years at Becton Dickinson & Co. in various management positions.

    SOCRATES H. CHOUMBAKOS. Mr. Choumbakos joined the Company in June 1992 as Vice President, Corporate Development, Chief Financial Officer and Secretary. Before joining the Company, Mr. Choumbakos was President of Venture Development Group, a corporate and business development consulting firm, from March 1988 to June 1992. From March 1988 to December 1990, Mr. Choumbakos was also Vice President and Chief Financial Officer of Creative Business Strategies, Inc., a business development consulting firm. From August 1979 to March 1988, Mr. Choumbakos was Director of Corporate Development at Becton Dickinson & Co., a medical products company. Prior to 1979, he was a Senior Manager with Price Waterhouse & Co. where he worked for 13 years.

    MARK G. DIMITROFF. Mr. Dimitroff joined the Company in April 1990 as Vice President, Marketing and Sales and became Vice President and General Manager UroDiagnostics Group in October 1994. Before joining the Company, Mr. Dimitroff served as Vice President, Marketing and Sales for Dianon

Systems, Inc., an oncology specialty reference laboratory, from 1984 to April 1990. Prior to 1984, he held senior marketing and sales management positions with MetPath Inc., a large general reference laboratory, and American Hospital Supply Corp.

    ROBERT W. VELTRI, PH.D. Dr. Veltri joined the Company in October 1990 as Vice President, Product Planning and Technology Development and Chief Scientific Officer, and became Vice President and General Manager UroSciences Group in October 1994. Before joining the Company, Dr. Veltri was the Executive Vice President and Chief Technical Officer at Theracel, Inc., a therapeutics development company, from 1988 to October 1990. From 1984 to 1988, he was a founder and President and Chief Executive Officer of American Biotechnology Company, the predecessor to Theracel, Inc. Prior to 1984, Dr. Veltri held various positions with Cooper Biomedical Inc., a diagnostic products company, and West Virginia University Medical School.

    KATHRYN L. W. INGERLY. Ms. Ingerly joined the Company in April 1996 as Vice President Disease Management Information Systems. Before joining the Company, Ms. Ingerly was the President and Chief Executive Officer of Ingerly Alliance Partners, L.L.C., an information technology consulting company since January 1995. From September 1988 through December 1994, Ms. Ingerly held various positions with Market Investment Solutions, a software development and services company, most recently as President and Chief Executive Officer. Prior to 1988, Ms. Ingerly was the Financial and Systems Manager of the Cleo Wallace Center, a regional health care provider in Denver, Colorado.

    GERARD J. O'DOWD, M.D. Dr. O'Dowd joined the Company in August 1990 as Medical Director. Before joining the Company, Dr. O'Dowd was in private practice specializing in fine needle aspiration cytology and served as a pathologist for a regional reference laboratory in the Washington, D.C. area from January 1988 to August 1990. From 1983 to December 1987, Dr. O'Dowd served on the staff of George Washington Medical Center where he was Chief Pathologist for the Division of Cytopathology and Hematopathology. He received his medical degree from Georgetown University School of Medicine, completed a pathology residency at the University of Utah and was a Cytopathology Fellow at the Medical College of Virginia.

    MICHAEL N. MCDONALD. Mr. McDonald joined the Company in June 1992 as Controller and Assistant Secretary and became Director of Finance and Administration and Treasurer in October 1994. Before joining the Company, Mr. McDonald was a Manager in the Accounting and Audit Division at Arthur Andersen LLP where he served in various capacities from December 1980 to June 1992.

    PAUL A. BROWN, M.D. Dr. Brown has been a director since November 1988. He has been Chairman of the Board and Chief Executive Officer of HEARx Ltd., a hearing care organization, for the past six years. Prior to founding HEARx, Dr. Brown was founder and Chairman of the Board of MetPath Inc. Dr. Brown is an emeritus member of the Board of Trustees of Tufts University, past Chairman of the Board of Overseers of the Tufts University School of Medicine, a member of the visiting committee of Boston University School of Medicine and a part-time member of the Columbia University College of Physicians and Surgeons.

    HERBERT J. CONRAD. Mr. Conrad has been a director since October 1993. Until his retirement in August 1993, Mr. Conrad worked for 33 years at Hoffman-LaRoche, Inc., a pharmaceutical company. He held senior management positions in marketing, business and strategic planning and public affairs. For the last 16 years of his career at Roche he was President of the United States Pharmaceuticals Division and Senior Vice President of Hoffman LaRoche and a member of its Executive Commitee and Board of Directors. Mr. Conrad is also a director of several pharmaceutical and biotechnology companies, including Dura Pharmaceuticals, Biotechnology General, Gensia, and Gen-Vec.

    MICHAEL E. HERBERT. Mr. Herbert has been a director since July 1994. Mr. Herbert was the founder of Physicians Health Services, Inc., an individual practice association health maintenance organization ("IPA/ HMO"), and served as President and Chief Executive Officer through August 1996, at which time he became Co-Chief Executive Officer and Vice Chairman. Mr. Herbert has been associated with Physicians Health Services since 1976, prior to which he was Vice President of InterStudy, a national health policy research firm. Mr. Herbert is Chairman of the American Association of Health Plans and is past Chairman of American Managed Care and Review Association.

    LOUIS M. SHERWOOD, M.D. Dr. Sherwood has been a director since October 1993. Since 1992, Dr. Sherwood has been Senior Vice President, U.S. Medical and Scientific Affairs, of Merck & Co., a pharmaceutical company which he joined in 1987. His previous academic appointments include seven years as Baumritter Professor and Chairman of the Department of Medicine at Albert Einstein College of Medicine, Professor of Biochemistry and Physician in Chief at Montefiore Medical Center, as well as, eight years as Chairman of Medicine at the Michael Reese Medical Center and Professor of Medicine at the University of Chicago. He also served as Chief of Endocrinology at Beth Israel Hospital and Associate Professor of Medicine at Harvard Medical School.

    DON E. SPYRISON. Mr. Spyrison has been a director since November 1989. From October 1988 to November 1989, he served as President, and from November 1990 to September 1994, he served as Chairman of the Board. Mr. Spyrison has been a general partner of The Woodlands Venture Partners, L.P., the general partner of The Woodlands Venture Fund, L.P., a venture capital firm and a principal stockholder of the Company, since November 1988. Since September 1994, he also has served as special limited partner of the Woodlands-Essex Venture Partners, L.P., a venture capital firm. From September 1995 to January 1997, he served as Chief Executive Officer and director of Protocol Work Systems, Inc., an information systems company. Mr. Spyrison was a director and President and Chief Executive Officer of Optex Biomedical, Inc., a medical device company, from April 1992 to December 1995, at which time Optex filed for relief under Chapter 7 of the federal bankruptcy laws.

CLASSIFIED BOARD

    The Restated Certificate of Incorporation provides for the classification of the Board of Directors into three classes of directors (Class I, Class II and Class III), with the term of each class expiring at successive annual stockholders' meetings. At and after the 1997 Annual Meeting of Stockholders, all nominees of the class standing for election will be elected for three-year terms. The term of office for Mr. Spyrison expires at the 1997 Annual Meeting of Stockholders, the terms of office of Mr. Conrad and Dr. Sherwood expire at the 1998 Annual Meeting of Stockholders and the terms of office of Dr. Brown, Mr. Herbert and Mr. Hagstrom expire at the 1999 Annual Meeting of Stockholders. There is currently one vacancy in the Class I directorships on the Board of Directors. The Board of Directors does not plan to fill this vacancy prior to the 1997 Annual Meeting of Stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors of the Company has established an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is charged with recommending to the Board of Directors the appointment of the Company's independent auditors, reviewing the compensation of such auditors and reviewing with such accountants the plans for and the results and scope of their auditing engagement. The Compensation Committee reviews the performance and compensation of directors, executive officers and key employees and makes recommendations to the Board of Directors with respect thereto. The Compensation Committee also administers the Company's stock option plan. The Nominating Committee recommends nominees for election as directors and persons to fill director vacancies and newly created directorships, selects the individuals to vote solicited proxies at stockholder meetings, reviews proxy comments received from stockholders relating to the Board of Directors, reviews stockholders' suggestions of nominees for director that are submitted in accordance with the provisions of the Bylaws of the Company and reviews and makes recommendations to the Board of Directors regarding the organization and structure of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and change in ownership with the Securities and Exchange Commission. Officers, director and greater than 10% stockholder are required to furnish the Company with copies of all Section 16(a) reports which they file.

    Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, reports on Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting person that no report on Form 5 was required, the Company believes that, except as set forth below, no person who, at any time during 1996, was subject to the reporting requirements of Section 16(a) with respect to the Company failed to meet such requirements on a timely basis. Mr. Conrad, a director of the Company, purchased shares of Common Stock on May 17, 1996, and was required to file a Form 4 on or before June 10, 1996. The Form 4 was filed on July 10, 1996. Dr. O'Dowd, the Company's Medical Director, purchased shares of Common Stock on May 16, 1996, and was required to file a Form 4 on or before June 10, 1996. A Form 4 was filed on June 5, 1996, that described other transactions but omitted this purchase. An amended Form 4 was filed on December 10, 1996 describing this transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

    The following table summarizes compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 1996, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                   COMPEN-
                                                                                                   SATION
                                                                                                 -----------
                                                                  ANNUAL COMPENSATION            SECURITIES
                                                        ---------------------------------------  UNDERLYING
                 NAME AND                                SALARY                 OTHER ANNUAL       OPTIONS        ALL OTHER
            PRINCIPAL POSITION                 YEAR        ($)     BONUS ($)  COMPENSATION ($)     (#)(1)     COMPENSATION ($)
-------------------------------------------  ---------  ---------  ---------  -----------------  -----------  -----------------
William A. Hagstrom .......................       1996    181,774     38,532         --              --              --
  Chairman of the Board, President and            1995    160,202     31,522         --              60,000          --
  Chief Executive Officer                         1994    151,550     46,648         --             106,646          --
Socrates H. Choumbakos ....................       1996    134,820     24,851         --              --              --
  Vice President Corporate Development,           1995    129,585     15,700         --              30,000          --
  Chief Financial Officer and Secretary           1994    125,816     23,250         --              20,200          --
Mark G. Dimitroff .........................       1996    144,116     23,451         --              --              --
  Vice President and General Manager              1995    129,909     18,435         --              40,000          --
  UroDiagnostics Group                            1994    120,495     26,195         --              32,818          --
Robert W. Veltri, Ph.D. ...................       1996    139,258     19,324         --              --              --
  Vice President and General Manager              1995    126,404     15,431         --              30,000          --
  UroSciences Group                               1994    118,700     23,446         --              44,300          --
Kathyrn L. W. Ingerly .....................       1996     84,923(2)    --           --              40,000          --
  Vice President Disease Management               1995     --         --             --              --              --
  Information Systems                             1994     --         --             --              --              --

------------------------

(1) Represents shares issuable pursuant to stock options granted under a stock option plan.

(2) Employment began March 31, 1996. Current base salary is $120,000 per year.

                          OPTION GRANTS AND EXERCISES

    The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1996, to each of the executive officers named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                   POTENTIAL REALIZED
                                      INDIVIDUAL GRANTS(1)                                          VALUE AT ASSUMED
------------------------------------------------------------------------------------------------    ANNUAL RATES OF
                                      NUMBER OF                                                       STOCK PRICE
                                     SECURITIES       % OF TOTAL      EXERCISE                      APPRECIATION FOR
                                     UNDERLYING     OPTIONS GRANTED    OR BASE                        OPTION TERM
                                   OPTIONS GRANTED  TO EMPLOYEES IN     PRICE       EXPIRATION    --------------------
NAME                                   (#)(2)         FISCAL YEAR     ($/SHARE)        DATE        5% ($)     10% ($)
---------------------------------  ---------------  ---------------  -----------  --------------  ---------  ---------
Kathryn L.W. Ingerly.............        40,000             26.8           9.00      May 1, 2006    226,402    573,747

------------------------

(1) No options were granted to the Chief Executive Officer and the Company's most highly compensated officers during the fiscal year ended December 31, 1996, except for options granted to Ms. Ingerly.

(2) Represents shares of Common Stock issuable pursuant to an incentive stock option granted under a stock option plan. Options vest in 20% annual increments beginning May 1, 1997.

    The following table sets forth information concerning the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 1996. None of such executive officers exercised any stock options during the year ended December 31, 1996.

                       OPTION VALUES AT DECEMBER 31, 1996

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                             OPTIONS AT DECEMBER 31,     IN-THE-MONEY OPTIONS AT
                                                                 1996 (# SHARES)          DECEMBER 31, 1996 ($)
                                                            --------------------------  --------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -----------  -------------  -----------  -------------
William A. Hagstrom.......................................     105,316        61,330       908,097        500,471
Socrates H. Choumbakos....................................      89,120        28,080       802,170        227,455
Mark G. Dimitroff.........................................      39,587        33,231       335,527        266,181
Robert W. Veltri,Ph.D.....................................      45,440        28,860       390,440        234,329
Kathryn L.W. Ingerly......................................      --            40,000        --             22,500

EMPLOYMENT AGREEMENTS

    Mr. Hagstrom entered into an employment agreement with the Company in January 1990. Under the terms of such agreement, Mr. Hagstrom serves as President and Chief Executive Officer. The term of the agreement is for one year, with automatic renewals indefinitely for further successive one-year periods unless terminated by either party. The Company may terminate the agreement upon Mr. Hagstrom's death or disability or for cause (as that term is defined therein). The Company may terminate the agreement at any time without cause, provided that the Company continues to pay Mr. Hagstrom at his then current base salary rate, on a monthly basis, for six months following the effective date of termination. Pursuant to the terms of the agreement, the Company may pay Mr. Hagstrom bonuses in such amounts as the Board of Directors in its sole discretion may determine.

    Messrs. Choumbakos and Dimitroff, Dr. Veltri and Ms. Ingerly each have entered into agreements with the Company regarding the respective terms of their employment. None of such agreements provide for fixed periods of employment. The agreement with Mr. Choumbakos provides for a current base salary of $146,954, subject to annual review, a bonus of up to 25% of his annual base salary and a severance obligation of six months upon termination without cause. The agreement with Mr. Dimitroff provides for a current base salary of $148,480, subject to annual review, and a bonus of up to 30% of his annual base salary. In April 1996, the Company's Board of Directors approved a severance obligation for Mr. Dimitroff of six months upon termination of employment without cause. The agreement with Dr. Veltri provides for a current base salary of $144,155, subject to annual review, a bonus of up to 25% of his annual base salary and a severance obligation of three months upon termination without cause. In April 1996, the Company's Board of Directors approved an increase in Dr. Veltri's bonus to up to 30% of his annual base salary and an increase in his severance obligation to six months upon termination of employment without cause. The agreement with Ms. Ingerly provides for a current base salary of $120,000, subject to annual review, a bonus of up to 30% of her annual base salary and a severance obligation of three months upon termination without cause.

BONUS PLAN

    In 1991, the Company established a management incentive compensation program under which most full-time employees, including executive officers, are eligible to receive cash bonuses, subject to the Company achieving certain sales and operating income levels as well as achievement of individual performance criteria. Bonus levels are established for each individual, ranging from a minimum of up to $1,000 per employee to a maximum of up to 40% of annual salary. In March and April 1994, the Company paid a total of $281,070 under the plan for the 1993 plan year, of which an aggregate of $119,539 was paid to the executive officers named in the Summary Compensation Table other than Ms. Ingerly whose employment commenced in March 1996. In April 1995, the Company paid a total of $251,932 under the plan for the 1994 plan year, of which an aggregate of $81,088 was paid to such executive officers. In April 1996, the Company paid a total of $399,529 under the plan for the 1995 year, of which an aggregate of $100,157 was paid to such executive officers. In February 1997, the Company paid a total of $652,346 under the plan for the 1996 year, of which an aggregate of $182,379 was paid to the five executive officers named in the Summary Compensation Table.

COMPENSATION OF DIRECTORS

    Each director receives reimbursement for expenses related to attendance at Board meetings. Mr. Conrad, Mr. Herbert and Dr. Sherwood each receive $1,500 for each meeting of the Board of Directors attended.

STOCK OPTION PLAN

    The Company's Amended and Restated 1992 Stock Option Plan (the "1992 Stock Option Plan") is administered by the Compensation Committee of the Board of Directors. Pursuant to the plan, options to acquire an aggregate of 1,400,000 shares of Common Stock may be granted to individuals who are employees, officers, directors or independent contractors performing services for the Company. As of March 20, 1997, options to purchase 1,095,969 shares of Common Stock were outstanding and 145,453 shares remained reserved for grants of options under the plan.

    The 1992 Stock Option Plan authorizes the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs"), as defined in
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are not intended to conform to the requirements of such Code section ("non-qualified options"). The exercise price of each ISO may not be less than the fair market value of the Common Stock at the time of grant, and, in the case of a grant to an employee who owns 10% or more of the outstanding shares of voting stock of the Company (a "10% Stockholder"), the exercise price may not be less than 110% of the fair market value on the date of grant. The exercise price of each non-qualified option granted under the plan may not be less than the fair market value of the Common Stock on the date of grant. Options granted under the plan may not be exercised after the tenth anniversary (or the fifth anniversary in the case of an option granted to a 10% Stockholder) of their grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 21, 1996, with respect to (i) persons known to the Company to be beneficial holders of five percent or more of the outstanding shares of Common Stock, (ii) named executive officers and directors of the Company and (iii) all executive officers and directors of the Company as a group.

                                                                                      AMOUNT AND NATURE OF
                                                                                           BENEFICIAL
                                                                                          OWNERSHIP(2)
                                                                                      ---------------------
BENEFICIAL OWNER(1)                                                                     SHARES        %
------------------------------------------------------------------------------------  ----------  ---------
Concord Partners II, L.P. and related entities(3)...................................   1,717,708       16.7
  535 Madison Avenue
  New York, NY 10022
The Capital Group Companies, Inc.(4)................................................     775,000        7.6
  333 South Hope Street
  Los Angeles, CA 90071
Kummell Investments Limited(5)......................................................     530,698        5.2
  Suite 922C
  Europort, Gibraltar (via London)
ML Oklahoma Venture Partners, Limited Partnership(6)................................     509,174        5.0
  5100 East Skelly Drive, Suite 1060
  Tulsa, OK 74135
Paul A. Brown, M.D..................................................................      --         --
  Director
Herbert J. Conrad...................................................................      18,375      *
  Director(7)
Michael E. Herbert..................................................................       6,250      *
  Director(8)
Louis M. Sherwood, M.D..............................................................      12,375      *
  Director(9)
Don E. Spyrison.....................................................................     419,263        4.1
  Director(10)
William A. Hagstrom(11).............................................................     338,358        3.3
  Chairman of the Board, President and
  Chief Executive Officer
Socrates H. Choumbakos(12)..........................................................     123,120        1.2
  Vice President Corporate Development, Chief
  Financial Officer and Secretary
Mark G. Dimitroff(13)...............................................................     116,631        1.2
  Vice President and General Manager
  UroDiagnostics Group
Robert W. Veltri, Ph.D.(14).........................................................     119,274        1.2
  Vice President and General Manager
  UroSciences Group
Kathryn L.W. Ingerly(15)............................................................       8,000      *
  Vice President Disease Management
  Information Systems
All executive officers, directors and nominees as a
  group (11 persons)(16)............................................................   1,192,979       11.3

------------------------

*   Less than 1%.

(l) Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted.

(2) Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 1,124,028 shares held by Concord Partners II, L.P., which include 86,527 shares issuable upon the exercise of certain stock purchase warrants, and 256,700 shares held by Concord Partners Japan, Limited, which include 5,170 shares issuable upon the exercise of certain stock purchase warrants, each of which is a private venture capital fund managed by Dillon, Read & Co., Inc. ("Dillon Read"). Also includes 28,290 shares held by Lexington Partners III, L.P., and 13,143 shares held by Lexington Partners IV, L.P., which include 800 shares issuable upon the exercise of certain stock purchase warrants, each of which is a private investment fund for certain Dillon Read affiliated persons, managed by Dillon Read, and 295,547 shares held by Dillon Read as agent for certain affiliated persons of which 13,226 shares are issuable upon the exercise of certain stock purchase warrants. Information with respect to such beneficial owners was obtained from their report on Schedule 13G dated February 13, 1997, as received by the Company, and from the Company's stock records.

(4) Information with respect to the ownership of such beneficial owner was obtained from its report on Schedule 13G dated February 12, 1997, as received by the Company.

(5) The beneficial owner's shares set forth in the table include 40,000 shares of Common Stock issuable upon exercise of certain stock purchase warrants. Information with respect to the ownership of such stockholder was obtained from its report on Schedule 13G dated February 14, 1997, as received by the Company.

(6) The beneficial owner's shares set forth in the table include 12,539 shares of Common Stock issuable upon the exercise of certain stock purchase warrants. Joe D. Tippens, who served as a director of the Company from May 1991 through February 17, 1997, is a limited partner of the general partner of ML Oklahoma Venture Partners, Limited Partnership ("ML Oklahoma"), and a consultant to MLVC Inc., the management company to ML Oklahoma, and may be deemed to be the beneficial owner of the 509,174 shares held by ML Oklahoma set forth in the table. Mr. Tippens disclaims beneficial ownership of such shares. Information with respect to such stockholder was obtained from its report on Schedule 13G dated February 13, 1997, as received by the Company.

(7) The beneficial owner's shares set forth in the table include 9,375 shares of Common Stock issuable upon the exercise of certain stock options.

(8) The beneficial owner's shares set forth in the table include 6,250 shares of Common Stock issuable upon the exercise of certain stock options.

(9) The beneficial owner's shares set forth in the table include 9,375 shares of Common Stock issuable upon the exercise of certain stock options.

(10) The Woodlands Venture Partners, L.P. is the general partner of The Woodlands Venture Fund, L.P, a stockholder of the Company. Don E. Spyrison is a general partner of The Woodlands Venture Partners, L.P. Because of these relationships, Mr. Spyrison may be deemed to be the beneficial owner of the 403,859 shares held by The Woodlands Venture Fund, L.P., which include 39,244 shares of Common Stock issuable upon exercise of certain stock purchase warrants, and 2,646 shares held by The Woodlands Venture Partners, L.P. Mr. Spyrison disclaims such beneficial ownership.

(11) The beneficial owner's shares set forth in the table include 105,316 shares of Common Stock issuable upon the exercise of certain stock options.

(12) The beneficial owner's shares set forth in the table include 89,120 shares of Common Stock issuable upon the exercise of certain stock options.

(13) The beneficial owner's shares set forth in the table include 39,587 shares of Common Stock issuable upon the exercise of certain stock options.

(14) The beneficial owner's shares set forth in the table include 45,440 shares of Common Stock issuable upon the exercise of certain stock options.

(15) The beneficial owner's shares set forth in the table include 8,000 shares of Common Stock issuable upon the exercise of certain stock options.

(16) See notes (7) through (15) to this table. The beneficial owners' shares set forth in this table include an aggregate of 373,040 shares of Common Stock issuable upon the exercise of certain stock options and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company paid consulting fees to Dr. Paul A. Brown, a director of the Company, for consultation on business and scientific matters totaling $36,000 for 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

1. FINANCIAL STATEMENTS                                                            PAGE
                                                                                  -----

Report of Independent Public Accountants......................................         F-2

Balance Sheets as of December 31, 1996 and 1995...............................         F-3

Statements of Operations for the years ended December 31, 1996, 1995 and
  1994........................................................................         F-4

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995
  and 1994....................................................................         F-5

Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994........................................................................         F-6

Notes to Financial Statements.................................................         F-7

(B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(C) EXHIBITS:

    Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

    Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

    UroCor undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------

   3.1     Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's
             Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

   3.2     Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
             Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  10.1+    The UroCor, Inc. Amended and Restated 1992 Stock Option Plan (incorporated by reference to the
             Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on
             April 3, 1996).

  10.2     Distribution Agreement dated December 30, 1994, between IAF Biovac Inc. and UroCor, Inc., and Letter
             Agreement dated December 30, 1994, between IAF Biovac Inc. and UroCor, Inc. (Confidential Treatment
             granted pursuant to Rule 406 under the Securities Act) (incorporated by reference to the Registrant's
             Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  10.3     Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc.
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  10.4*    Letter dated May 9, 1996, amending Lease Agreement dated April 15, 1994, between Presbyterian Health
             Foundation and UroCor, Inc.

  10.5+    Employment Agreement dated January 1, 1990, between William A. Hagstrom and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  10.6+    Employment Agreement dated April 23, 1990, between Mark Dimitroff and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.7+    Employment Agreement dated September 4, 1990, between Robert Veltri and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.8+    Employment Agreement dated June 1, 1992, between Socrates Choumbakos and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.9+    Employment Agreement dated April 5, 1996, between Kathryn L.W. Ingerly and Urocor, Inc. (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on May 10, 1996).

  10.10+   Form of Indemnification Agreement between UroCor, Inc. and each of the individuals named in Schedule
             10.9 thereto (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg.
             No. 333-3182), filed with the Commission on April 3, 1996).

  10.11+*  1996 Management Incentive Compensation Plan.

  10.12    Registration Rights Agreement dated June 2, 1995, among UroCor, Inc. and the stockholders named therein
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

  10.13    Master Equipment Lease dated May 17, 1995, between Financing for Science International, Inc. and
             UroCor, Inc., and Commitment Letter dated March 18, 1996, between Financing for Science
             International, Inc. and UroCor, Inc. (incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  10.14    Master Lease Agreement dated June 26, 1993, between Linc Capital Management Services, Ltd. and
             CytoDiagnostics, Inc., as amended by Addendum No. 001 to Master Lease Agreement dated June 26, 1993 between Linc Capital management Services, Ltd. and CytoDiagnostics, Inc., Addendum No. 002 to Master
             Lease Agreement dated July 19, 1993, between Linc Capital Management Services, Ltd. and
             CytoDiagnostics, Inc., Addendum No. 003 to Master Lease Agreement dated October 8, 1993, between Linc
             Capital Management Services, Ltd. and CytoDiagnostics, Inc., and Addendum No. 004 to Master Lease
             Agreement dated December 22, 1994, between Linc Capital Management Services, Ltd. and UroCor, Inc.
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

  11.1*    Statement Regarding Computation of Per Share Earnings.

  23.1*    Consent of Arthur Andersen LLP.

                              FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................         F-2

Balance Sheets as of December 31, 1996 and 1995............................................................         F-3

Statements of Operations for the years ended December 31, 1996, 1995 and 1994..............................         F-4

Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994....................         F-5

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994..............................         F-6

Notes to Financial Statements..............................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

UroCor, Inc.:

    We have audited the accompanying balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroCor, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
January 24, 1997

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1996           1995
                                                                                     -------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents........................................................  $  15,796,070  $   3,125,296
  Short-term marketable investments................................................      5,975,500       --
  Accounts receivable, net of allowance for doubtful accounts of $1,123,562 in 1996
    and $982,046 in 1995...........................................................      8,188,715      4,405,100
  Prepaid expenses.................................................................        666,662        421,648
  Laboratory supplies, at average cost.............................................        683,408        234,145
  Other current assets.............................................................        530,796        119,862
                                                                                     -------------  -------------
      Total current assets.........................................................     31,841,151      8,306,051
                                                                                     -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS...................................................     11,703,521       --
PROPERTY AND EQUIPMENT, net........................................................      4,745,662      2,443,737
INTANGIBLE AND OTHER ASSETS, net...................................................      1,979,575      1,743,722
                                                                                     -------------  -------------
      Total assets.................................................................  $  50,269,909  $  12,493,510
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................  $   1,960,446  $     553,489
  Accrued compensation.............................................................      1,225,976        873,590
  Other accrued liabilities........................................................        114,352        114,862
  Current installments of obligations under capital leases.........................        623,446        860,088
                                                                                     -------------  -------------
      Total current liabilities....................................................      3,924,220      2,402,029
LINE OF CREDIT, long-term..........................................................       --              700,000
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments......................        659,131        966,485
                                                                                     -------------  -------------
      Total liabilities............................................................      4,583,351      4,068,514
                                                                                     -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at
    December 31, 1996 and 10,132,791 shares at December 31, 1995; issued in series;
    no shares outstanding at December 31, 1996 and 5,706,395 shares outstanding at
    December 31, 1995..............................................................       --               57,064
  Class A stock, $.01 par value--no shares authorized at December 31, 1996 and
    590,674 shares at December 31, 1995; no shares issued and outstanding at
    December 31, 1996 and 513,093 shares issued and outstanding at December 31,
    1995...........................................................................       --                5,131
  Class B stock, $.01 par value--authorized, issued and outstanding shares; no
    shares at December 31, 1996 and 66,666 shares at December 31, 1995.............       --                  667
  Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1996 and 8,700,000 shares at December 31, 1995; 10,101,307 shares issued and outstanding at December 31, 1996 and 69,188 shares issued and outstanding at
    December 31, 1995..............................................................        101,013            692
  Additional paid-in capital.......................................................     57,576,724     22,716,005
  Accumulated deficit..............................................................    (11,991,179)   (14,354,563)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     45,686,558      8,424,996
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  50,269,909  $  12,493,510
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENT OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
REVENUE.............................................................  $  26,522,205  $  19,758,170  $  14,531,008
OPERATING EXPENSES:
  Direct cost of services and products..............................      9,965,639      7,353,676      5,891,487
  Selling, general and administrative expenses......................     12,735,294      9,423,216      8,764,598
  Research and development..........................................      2,447,501      2,267,102      1,969,076
                                                                      -------------  -------------  -------------
    Total operating expenses........................................     25,148,434     19,043,994     16,625,161
                                                                      -------------  -------------  -------------
INCOME (LOSS) FROM OPERATIONS.......................................      1,373,771        714,176     (2,094,153)

OTHER INCOME (EXPENSE):
  Interest income...................................................      1,215,144        108,983        103,992
  Interest expense..................................................       (225,531)      (290,473)      (307,239)
                                                                      -------------  -------------  -------------
    Total other income (expense)....................................        989,613       (181,490)      (203,247)
                                                                      -------------  -------------  -------------
  Income (loss) before income taxes.................................      2,363,384        532,686     (2,297,400)
  Income taxes......................................................       --             --             --
                                                                      -------------  -------------  -------------
  NET INCOME (LOSS).................................................  $   2,363,384  $     532,686  $  (2,297,400)
                                                                      -------------  -------------  -------------
  NET INCOME (LOSS) PER SHARE.......................................  $         .24  $         .07  $        (.38)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE..............      9,831,546      7,295,548      6,104,035
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  CONVERTIBLE PREFERRED
                                 STOCK--ISSUED IN SERIES
                                                              CLASS A STOCK           CLASS B STOCK             COMMON STOCK
                                 -----------------------  ----------------------  ----------------------  ------------------------
                                   SHARES     PAR VALUE    SHARES     PAR VALUE    SHARES     PAR VALUE     SHARES      PAR VALUE
                                 ----------  -----------  ---------  -----------  ---------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1993...   3,728,678   $  37,287     513,093   $   5,131      66,666   $     667       --        $  --
Stock issuance--Series D.......   1,154,397      11,544      --          --          --          --           --           --
Net loss.......................      --          --          --          --          --          --           --           --
                                 ----------  -----------  ---------  -----------  ---------       -----   -----------  -----------
BALANCE AT DECEMBER 31, 1994...   4,883,075   $  48,831     513,093   $   5,131      66,666   $     667       --        $  --
Stock issuance--Series E/EG....     823,320       8,233      --          --          --          --           --           --
Exercise of stock options......      --          --          --          --          --          --            69,188         692
Net income.....................      --          --          --          --          --          --           --           --
                                 ----------  -----------  ---------  -----------  ---------       -----   -----------  -----------
BALANCE AT DECEMBER 31, 1995...   5,706,395   $  57,064     513,093   $   5,131      66,666   $     667        69,188   $     692
Stock issuance--Conversion of
  Preferred, Class A, and Class
  B............................  (5,706,395)    (57,064)   (513,093)     (5,131)    (66,666)       (667)    6,482,360      64,824
Initial Public Offering........      --          --          --          --          --          --         3,450,000      34,500
Exercise of warrants...........      --          --          --          --          --          --            63,059         630
Exercise of stock options......      --          --          --          --          --          --            36,700         367
Stock Option--Compensation
  Expense......................      --          --          --          --          --          --           --           --
Net income.....................      --          --          --          --          --          --           --           --
                                 ----------  -----------  ---------  -----------  ---------       -----   -----------  -----------
BALANCE AT DECEMBER 31, 1996...      --       $  --          --       $  --          --       $  --        10,101,307   $ 101,013
                                 ----------  -----------  ---------  -----------  ---------       -----   -----------  -----------
                                 ----------  -----------  ---------  -----------  ---------       -----   -----------  -----------


                                  ADDITIONAL                     TOTAL
                                   PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                   CAPITAL        DEFICIT        EQUITY
                                 ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1993...  $ 13,913,988  $ (12,589,849)  $1,367,224
Stock issuance--Series D.......     4,787,326       --          4,798,870
Net loss.......................       --          (2,297,400)  (2,297,400)
                                 ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1994...  $ 18,701,314  $ (14,887,249)  $3,868,694
Stock issuance--Series E/EG....     3,989,567       --          3,997,800
Exercise of stock options......        25,124       --             25,816
Net income.....................       --             532,686      532,686
                                 ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1995...  $ 22,716,005  $ (14,354,563)  $8,424,996
Stock issuance--Conversion of
  Preferred, Class A, and Class
  B............................        (1,962)      --             --
Initial Public Offering........    34,515,359       --         34,549,859
Exercise of warrants...........       181,903       --            182,533
Exercise of stock options......        35,812       --             36,179
Stock Option--Compensation
  Expense......................       129,607       --            129,607
Net income.....................       --           2,363,384    2,363,384
                                 ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1996...  $ 57,576,724  $ (11,991,179)  $45,686,558
                                 ------------  -------------  ------------
                                 ------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                        1996           1995          1994
                                                                                    -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................................  $   2,363,384  $    532,686  $ (2,297,400)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization...................................................      1,115,994       875,557       681,261
  Stock option compensation expense...............................................        129,607       --            --
  Conversion of accrued interest on convertible promissory note...................       --             --             37,333
  Other...........................................................................            711         4,480         5,789
  Changes in current assets and liabilities:
    Increase in accounts receivable...............................................     (3,783,615)   (1,944,991)     (744,191)
    Increase in prepaid expense...................................................       (245,014)     (142,600)      (77,745)
    (Increase) decrease in laboratory supplies....................................       (449,263)       89,188      (216,097)
    Increase in other current assets..............................................       (410,934)      (79,901)      (37,761)
    Increase in accounts payable..................................................      1,406,957       101,249        46,031
    Increase in accrued compensation..............................................        352,386       188,776        14,735
    Increase (decrease) in other accrued liabilities..............................           (516)     (157,219)      151,548
                                                                                    -------------  ------------  ------------
      Net cash provided by (used in) operating activities.........................        479,697      (532,775)   (2,436,497)
                                                                                    -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term marketable investments, net of maturities...............     (5,975,500)      --            --
  Purchases of long-term marketable investments...................................    (11,703,521)      --            --
  Capital expenditures............................................................     (3,414,678)   (1,362,599)     (987,261)
  Proceeds from capital leases....................................................        385,511       845,238       700,065
  Intangible and other assets.....................................................       (242,278)     (692,973)     (923,181)
                                                                                    -------------  ------------  ------------
      Net cash used in investing activities.......................................    (20,950,466)   (1,210,334)   (1,210,377)
                                                                                    -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances...............................................     34,549,859     3,997,800     3,734,076
  Proceeds from exercise of stock options.........................................         36,179        25,816       --
  Proceeds from exercise of warrants..............................................        182,533       --            --
  Principal payments under capital lease obligations and other indebtedness.......       (927,028)     (678,135)     (456,991)
  Proceeds from line of credit....................................................        600,000     1,200,000     1,000,000
  Payments on line of credit......................................................     (1,300,000)   (1,500,000)      --
                                                                                    -------------  ------------  ------------
      Net cash provided by financing activities...................................     33,141,543     3,045,481     4,277,085
                                                                                    -------------  ------------  ------------
Net increase in cash and cash equivalents.........................................     12,670,774     1,302,372       630,211
CASH AND CASH EQUIVALENTS, beginning of year......................................      3,125,296     1,822,924     1,192,713
                                                                                    -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period..........................................  $  15,796,070  $  3,125,296  $  1,822,924
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................  $     198,476  $    262,896  $    237,620
  Cash paid for income taxes......................................................         48,000        18,000       --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1994--Conversion of convertible promissory notes into Series D Preferred Stock in the amount of $1,075,940, including accrued interest.

1996--Conversion of all outstanding shares of the Company's Convertible Preferred Stock, Class A Stock and Class B Stock into Common Stock prior to the closing of the Company's initial public offering.

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. THE COMPANY:

    UroCor, Inc. ("the Company"), a Delaware corporation, provides a broad array of diagnostic services and expects to provide information services and therapeutic products to urologists and managed care organizations across the U.S. The Company assists its customers to better manage their patients with urological cancers and other complex urological diseases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) USE OF ESTIMATES. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (b) CASH EQUIVALENTS AND MARKETABLE INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 31, 1996. Marketable securities at December 31, 1996 consist primarily of debt securities with maturities as great as two years. The aggregate cost of marketable securities at December 31, 1996 was approximately $
17.7 million. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1996, there was not a material net unrealized gain or loss on these investments.

    (c) PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

    Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on the straight-line basis over the shorter of the remaining lease term or the economic useful life of the asset. The Company assesses impairment under the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of".

    (d) SOFTWARE DEVELOPMENT COSTS. Certain internal costs for software development relating to the Company's information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two or more years, using the straight-line method. Capitalized software development costs are reviewed annually for impairment. Internal software development costs which were capitalized during the years ended December 31, 1996, 1995 and 1994 were $346,000, $35,000, and $0, respectively.

    (e) INTANGIBLE AND OTHER ASSETS. The Company has acquired options, licenses, and distribution rights and applied for patents for various diagnostic and therapeutic technologies or products. The costs related to such rights are capitalized and included in intangible and other assets in the accompanying balance sheets. Such costs are amortized over the estimated economic life of the related technologies or products.

    (f) RESEARCH AND DEVELOPMENT. The Company conducts research and development activities internally and also engages scientists and clinicians at major academic and research institutions to conduct

                                  UROCOR, INC.

                               DECEMBER 31, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) certain product development and clinical evaluations work for specific diagnostic products and technologies. Contracts covering external research specify periodic payment terms and the nature of the work required and, in some cases, may extend for a year or more. Internal research and development costs are expensed as incurred, and external research and development contract costs are recognized as such amounts are payable over the contract period. At December 31, 1996 the Company had commitments under external research contracts totaling approximately $378,000 for 1997 and $101,000 for 1998.

    (g) INCOME TAXES. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under the provisions of SFAS No. 109, deferred income taxes are recorded, where appropriate, to reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities.

    (h) REVENUE. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1996, 1995 and 1994 , approximately 52%, 58% and 58%, respectively, of the Company's revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. Substantially all of the Company's current services receive reimbursement at various rates or on a case-by-case basis. The Company is not aware of any material claims, disputes or unresolved matters relating to Medicare or other third-party payors.

    (i) NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT. Net income (loss) per common share and common share equivalents has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the potential dilutive effects of the conversion of preferred stock to common stock and the impact of outstanding options and warrants to acquire common stock using the treasury stock method and the Company's estimate of the fair value of common stock at the end of each year. Pursuant to the rules of the Securities and Exchange Commission, common and common share equivalent shares issued in the 12 months prior to March 29, 1996, have been included in the computation of common equivalent shares as if they were outstanding for all periods presented, including loss years where the impact of the incremental shares is antidilutive.

    (j) ACCRUED COMPENSATION. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter's end), bonus accruals for non-sales personnel (usually paid annually following the end of the year), and recurring monthly accruals.

    (j) RECLASSIFICATIONS. Certain reclassifications have been made in the 1995 balance sheet to conform with the 1996 presentation. Total assets and net income for 1995 were not affected by the reclassifications.

                                  UROCOR, INC.

                               DECEMBER 31, 1996

3. PROPERTY AND EQUIPMENT:

    Property and equipment, stated at cost, are summarized as follows:

                                                                        1996          1995
                                                                    ------------  ------------
Laboratory equipment..............................................  $  2,068,774  $  1,606,846
Computer equipment and software...................................     3,996,853     1,586,961
Office furniture, equipment and improvements......................     1,590,672     1,064,970
                                                                    ------------  ------------
                                                                       7,656,299     4,258,777
Less--Accumulated depreciation and amortization...................    (2,910,637)   (1,815,040)
                                                                    ------------  ------------
                                                                    $  4,745,662  $  2,443,737
                                                                    ------------  ------------
                                                                    ------------  ------------

    The depreciable lives for property and equipment are as follow:

                                                                                      YEARS
                                                                                    ----------
Laboratory equipment..............................................................    3.5 to 5
Computer equipment and software...................................................    3.5 to 5
Office furniture, equipment and improvements......................................   3.5 to 10

4. INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                                        1996          1995
                                                                    ------------  ------------
Licenses, options, patents and trademarks.........................  $    591,036  $    342,807
Less--Accumulated amortization....................................        (9,740)       (3,000)
                                                                    ------------  ------------
                                                                         581,296       339,807
Distribution agreement (Note 7)...................................     1,250,000     1,250,000
Deposits and other................................................       148,279       153,915
                                                                    ------------  ------------
                                                                    $  1,979,575  $  1,743,722
                                                                    ------------  ------------
                                                                    ------------  ------------

5. LINE OF CREDIT:

    In March 1994, the Company obtained a $1.5 million line of credit secured by accounts receivable and a lien on all other tangible assets of the Company, which excluded equipment under capital leases. In February 1996 this line of credit was renewed to February 1997 and expanded to $3.0 million at an annual interest rate of prime plus 1.5%. There was no balance outstanding on the line of credit at December 31, 1996. Average balances outstanding under this line of credit have been $55,000 and $882,000 during 1996 and 1995, with an average interest rate of 9.80% and 10.58% respectively. Interest was paid monthly at prime (8.25% at December 31, 1996) plus 1.5%. The Company does not intend to renew this line of credit.

6. LEASES:

    The Company has used capital lease financing arrangements to acquire certain equipment. The agreements provide for the Company to arrange for the equipment purchase, pay the vendor and receive

                                  UROCOR, INC.

                               DECEMBER 31, 1996

6. LEASES: (CONTINUED)
reimbursement from the lessor. The lease payments paid by the Company are generally for four years and provide for repayment of the equipment cost plus an interest charge. The Company accounts for these arrangements as capital leases with the capital asset amortized over the lease term. At December 31, 1996 and 1995, the gross amount of property and equipment and related amortization recorded under capital leases was as follows:

                                                                        1996          1995
                                                                    ------------  ------------
Laboratory equipment..............................................  $  1,694,941  $  1,490,575
Computer equipment................................................       954,282       913,639
Office furniture and equipment....................................       748,140       629,304
                                                                    ------------  ------------
                                                                       3,397,363     3,033,518
Less--Accumulated depreciation and amortization...................    (2,233,152)   (1,337,647)
                                                                    ------------  ------------
                                                                    $  1,164,211  $  1,695,871
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next nine years, with options to extend. Rental expense for operating leases during 1996, 1995 and 1994 approximated $503,000, $352,000 and $236,000, respectively.

    Future minimum lease commitments as of December 31, 1996 are:

                                                                      CAPITAL      OPERATING
                                                                       LEASES        LEASES
                                                                    ------------  ------------
1997..............................................................  $    729,582  $    547,533
1998..............................................................       486,795       602,142
1999..............................................................       219,771       670,489
2000..............................................................         8,722       685,843
2001..............................................................       --            660,096
Thereafter (laboratory and office space to 2005)..................       --          2,890,618
                                                                    ------------  ------------
Total minimum lease payments......................................     1,444,870  $  6,056,721
                                                                                  ------------
                                                                                  ------------
Less--Amount representing interest................................      (162,295)
                                                                    ------------
Total obligations under capital leases............................     1,282,575
Less--Current installments of obligations under capital leases....      (623,444)
                                                                    ------------
Obligation under capital leases, net of current installments......  $    659,131
                                                                    ------------
                                                                    ------------

    In June 1995, the Company consolidated all of its operations, research, marketing and administrative functions into a new building constructed by and leased from a shareholder of the Company. The Company's 10 year lease on this facility currently covers 56,000 square feet with options available on additional space up to the entire 110,000 square feet of the building. Future monthly rentals are included in the operating lease commitments above.

    In March 1996, the Company received a commitment for a new $1.5 million lease financing arrangement for capital expenditures through March 1997. There has been only one financing under this

                                  UROCOR, INC.

                               DECEMBER 31, 1996

6. LEASES: (CONTINUED)
arrangement since its inception for approximately $214,000. The Company does not intend to renew this leasing facility.

7. COMMITMENTS AND CONTINGENCIES:

    (a) Distribution Agreement. On December 30, 1994, the Company entered into a product distribution agreement which grants the Company exclusive marketing rights in the United States covering a therapeutic product for bladder cancer currently undergoing regulatory review by the U.S. Food and Drug Administration ("FDA"). In connection with this agreement, the Company made payments to the product's manufacturer of $750,000 and $500,000 in 1994 and 1995, respectively. These payments, totaling $1.25 million, are included in intangible and other assets in the accompanying balance sheets at December 31, 1996 and 1995. The Company will be required to make a milestone payment of $1.75 million when and if regulatory approval by the FDA is received. If the product is not approved by the FDA within a specified time period, the manufacturer must repay the Company an amount equivalent to all amounts previously paid by the Company.

    The aggregate payments of $3.0 million to be paid under the agreement, assuming FDA approval, will be amortized over the shorter of the expected economic life of the product or the distribution agreement, based on expected unit sales of the product. Assuming and upon approval of the product by the FDA, the Company will be required to conduct specified sales, marketing and certain other activities with respect to the product and meet certain minimum unit sales levels. The initial term of the distribution agreement is for five years, and the Company has an option to renew for an additional five years, at no cost, if the minimum sales levels are attained.

    (b) Employment Agreements. Certain key employees of the Company have entered into arrangements regarding their terms of employment. While none of such arrangements provide for fixed periods of employment, they do provide for continued payment of salaries for up to six months following termination without cause, aggregating approximately $440,000.

8. RELATED PARTY TRANSACTIONS:

    The Company paid fees for consulting services to certain members of the Board of Directors or their affiliates. These fees are included in expenses and total approximately $36,000, $42,000 and $59,000 in 1996, 1995 and 1994,
respectively. In addition, the Company recognized rent expense totaling $414,000, $167,000 and $0 for 1996, 1995 and 1994 respectively, related to its facilities which are leased from a shareholder. In management's opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

9. STOCKHOLDERS' EQUITY:

    The Company's initial public offering was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34.5 million after deducting expenses and underwriting discount. All outstanding shares of the Company's Convertible Preferred Stock, Class A Stock and Class B Stock were automatically converted into shares of common stock immediately prior to the closing of the offering.

                                  UROCOR, INC.

                               DECEMBER 31, 1996

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    Capital Stock. In March 1996, the Company restated its Certificate of Incorporation increasing the number of authorized shares of common stock from 8,700,000 to 20,000,000 and authorizing 6,000,000 shares of Convertible Preferred Stock. At December 31, 1996, the Company had 10,101,307 shares of common stock outstanding.

    Warrants. At December 31, 1996, there were warrants outstanding for the purchase of an aggregate of 425,251 of the Company's common stock exercisable at prices ranging from $1.25 to $5.50 per share and expiring from October 1998 to May 2001. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants outstanding is presented below:

                                              1996                      1995                      1994
                                    ------------------------  ------------------------  ------------------------
                                                 EXERCISE                  EXERCISE                  EXERCISE
                                                   PRICE                     PRICE                     PRICE
                                    WARRANTS     PER SHARE    WARRANTS     PER SHARE    WARRANTS     PER SHARE
                                    ---------  -------------  ---------  -------------  ---------  -------------
Outstanding, beginning of year....    486,310  $ 1.25 - 5.50    321,646  $ 1.25 - 5.50     85,600  $        1.25
Granted...........................     --                       164,664  $        5.00    236,046  $ 4.30 - 5.50
Exercised.........................     63,059  $ 1.25 - 4.30     --                        --
                                    ---------                 ---------                 ---------
Outstanding, end of year..........    423,251  $ 1.25 - 5.50    486,310  $ 1.25 - 5.50    321,646  $ 1.25 - 5.50
                                    ---------                 ---------                 ---------
                                    ---------                 ---------                 ---------

10. STOCK OPTION PLAN:

    The Company has adopted a stock option plan, the "1992 Stock Option Plan". The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized except for the December 1995 stock grant described below.

    Under the Plan 1,400,000 shares of common stock were reserved as incentive and non-incentive options for employees and officers and non-incentive options for directors and independent contractors of the Company. These options vest over three to five years, expire ten years after issuance and have an exercise price equal to the stock's fair market value on the date of grant.

    A summary of the status of the plan is presented below:

                                             1996
                                   -------------------------             1995                         1994
                                                WTD-AVERAGE   --------------------------  ----------------------------
                                                 EXERCISE                  WTD-AVERAGE                  WTD-AVERAGE
                                     SHARES        PRICE       SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                                   ----------  -------------  ---------  ---------------  ---------  -----------------
Outstanding, beginning of year...     982,344    $    1.10      706,994     $     .67       284,000      $     .44
Granted..........................     149,000        10.83      403,250          1.66       423,494            .82
Exercised........................     (36,700)         .99      (69,187)          .37        --             --
Cancellations....................     (41,100)        2.52      (58,713)          .54          (500)           .75
                                   ----------                 ---------         -----     ---------            ---
Outstanding, end of year.........   1,053,544    $    2.43      982,344     $    1.10       706,994      $     .67
                                   ----------                 ---------                   ---------
                                   ----------                 ---------                   ---------
Exercisable, end of year.........     520,091    $    1.04      341,870     $     .68       269,320      $     .57
                                   ----------                 ---------                   ---------
                                   ----------                 ---------                   ---------

    In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company's

                                  UROCOR, INC.

                               DECEMBER 31, 1996

10. STOCK OPTION PLAN: (CONTINUED)
anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company will recognize imputed compensation expense as a non-cash charge to operations, aggregating approximately $443,000 over the actual vesting period of these options of three to five years. During 1996 and 1995 the Company recognized approximately $129,000 and $0, respectively of compensation expense related to these options.

    Had compensation cost for this plan been determined consistent with FASB Statement No. 123., the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                                                                         1996         1995
                                                                     ------------  ----------
Net Income.........................................  As Reported     $  2,363,384  $  532,686
                                                     Proforma           2,244,765     518,486
Net Income per Share...............................  As Reported             $.24        $.07
                                                     Proforma                 .23         .07
Weighted-average fair value of options granted.....                         $5.87       $1.57

    The option pricing model used to determine an option's fair market value considers six factors. Statement 123 allows non-public companies to omit the volatility factor in determining an option's fair market value. Options granted prior to May 22, 1996 were valued without the volatility factor because the Company was not a public company prior to that time. Because of this pricing convention and because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost impact on net income and net income per share may not be representative of what might be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility 73% for options granted after the initial public offering and 0% for options granted while the Company was a not a public company; risk-free interest rates of 6.4% and 5.6%, and expected life of 6 years for both years.

11. EMPLOYEE BENEFIT PLAN:

    The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The Plan is funded through voluntary employee salary deferrals. Although the Company has the discretion to make contributions to the Plan, no such amounts have been contributed to date.

                                  UROCOR, INC.

                               DECEMBER 31, 1996

12. INCOME TAXES:

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1996 and 1995 were:

                                                                      1996           1995
                                                                  -------------  -------------
Net operating loss carryforward.................................      2,498,410      3,642,906
Depreciation and amortization...................................        (24,797)       (17,889)
Allowance for doubtful accounts.................................        426,954        373,177
Alternative minimum tax carryforward............................         80,000         24,000
Other...........................................................        (73,363)      (187,014)
                                                                  -------------  -------------
Net deferred tax asset..........................................      2,907,204      3,835,180
Valuation allowance.............................................     (2,827,204)    (3,811,180)
                                                                  -------------  -------------
  Total net deferred tax asset..................................  $      80,000  $      24,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company's income tax provision differed from the federal statutory rate due to the utilization of the Company's tax net operating loss carryforward. The annual utilization of this carryforward will be limited by Internal Revenue Code
Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward will be limited to approximately $6.6 million of which approximately $4.0 million, $1.5 million and $1.1 million will be available in 1997, 1998 and subsequent years, respectively.

    A valuation allowance against the net deferred tax asset has been recorded on the basis that significant uncertainty exists regarding the realizability of such assets, except for the amount attributable to the alternative minimum tax credit which can be carried forward indefinitely. The net deferred tax asset is included in other assets in the accompanying balance sheets.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UROCOR, INC.
                                (Registrant)

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom,
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 27, 1997.

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
   /s/ WILLIAM A. HAGSTROM        President and Chief
------------------------------    Executive Officer           March 27, 1997
    (William A. Hagstrom)         (Principal Executive
                                  Officer)

                                Vice President Corporate
  /s/ SOCRATES H. CHOUMBAKOS      Development, Chief
------------------------------    Financial Officer and       March 27, 1997
   (Socrates H. Choumbakos)       Secretary (Principal
                                  Financial Officer)

                                Director of Finance and
   /s/ MICHAEL N. MCDONALD        Administration and
------------------------------    Treasurer (Principal        March 27, 1997
    (Michael N. McDonald)         Accounting Officer)

   /s/ PAUL A. BROWN, M.D.
------------------------------  Director                      March 27, 1997
    (Paul A. Brown, M.D.)

    /s/ HERBERT J. CONRAD
------------------------------  Director                      March 27, 1997
     (Herbert J. Conrad)

    /s/ MICHAEL E. HERBERT
------------------------------  Director                      March 27, 1997
     (Michael E. Herbert)

 /s/ LOUIS M. SHERWOOD, M.D.
------------------------------  Director                      March 27, 1997
  (Louis M. Sherwood, M.D.)

     /s/ DON E. SPYRISON
------------------------------  Director                      March 27, 1997
      (Don E. Spyrison)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
UroCor, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements of UroCor, Inc. included in this 1996 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1996, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
January 24, 1997

                                                                     SCHEDULE II

                                  UROCOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                                  ---------------------------
                                                                  CHARGE TO
                                                      BEGINNING    COST AND   CHARGE TO OTHER                  ENDING
                    DESCRIPTION                        BALANCE     EXPENSE       ACCOUNTS      DEDUCTION(1)   BALANCE
---------------------------------------------------  -----------  ----------  ---------------  ------------  ----------
For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts..................     982,046    1,296,649        --          (1,155,133)   1,123,562
For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts..................     670,845      934,482        --            (623,281)     982,046
For the Year Ended December 31, 1994:
  Allowance for Doubtful Accounts..................     392,522      706,074        --            (427,751)     670,845

------------------------

(1) Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.