Form 10-Q
period 1997-03-31
UROCOR INC
filed 1997-05-14
CIK 946945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934

                          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                               OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934

   For the transition period from ___________________ to ___________________

                         Commission file number 0-28328

                                  UROCOR, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2117882
          (State of incorporation)                   (IRS Employer Identification No.)

   800 RESEARCH PARKWAY, OKLAHOMA CITY, OK                         73104
  (Address of principal executive offices)                      (zip code)

                                 (405) 290-4000

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on April 30, 1997 was 10,155,173 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                         ---------
Item 1.       Financial Statements (Unaudited)

              Balance Sheets as of March 31, 1997 and December 31, 1996................................          3

              Statements of Operations for the three months ended March 31, 1997
                and 1996...............................................................................          4

              Statements of Cash Flows for the three months ended March 31, 1997
                and 1996...............................................................................          5

              Notes to Unaudited Interim Financial Statements--March 31, 1997..........................          6

Item 2.       Management's Discussion And Analysis Of Financial Condition And Results Of Operations....        7-9

Item 3.       Quantitative and Qualitative Disclosures About Market Risks..............................          9

                                            PART II--OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................         10

Item 2.       Changes in Securities....................................................................         10

Item 3.       Defaults Upon Senior Securities..........................................................         10

Item 4.       Submission of Matters to a Vote of Security Holders......................................         10

Item 5.       Other Information........................................................................      10-13

              Cautionary Statements

Item 6.       Exhibits and Reports on Form 8-K.........................................................         13

Signatures.............................................................................................         14

Exhibits      11.1 Statement Re Computation of Per Share Earnings......................................         15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                                     DECEMBER 31,
                                                                                    MARCH 31, 1997       1996
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $   17,241,057  $   15,796,070
  Short-term marketable investments...............................................         897,856       5,975,500
  Accounts receivable, net of allowance for doubtful accounts of $1,416,480 in
    1997 and $822,044 in 1996.....................................................      10,429,093       8,188,715
  Prepaid expenses................................................................         819,645         666,662
  Laboratory supplies, at average cost............................................         703,195         683,408
  Other current assets............................................................         631,602         530,796
                                                                                    --------------  --------------
    Total current assets..........................................................      30,722,448      31,841,151
                                                                                    --------------  --------------
LONG-TERM MARKETABLE INVESTMENTS..................................................      11,700,879      11,703,521
PROPERTY AND EQUIPMENT, net.......................................................       5,663,258       4,745,662
INTANGIBLE AND OTHER ASSETS, net..................................................       2,079,773       1,979,575
                                                                                    --------------  --------------
    Total assets..................................................................  $   50,166,358  $   50,269,909
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................  $    1,504,565  $    1,960,446
  Accrued compensation............................................................         429,665       1,225,976
  Other accrued liabilities.......................................................         149,584         114,352
  Current installments of obligations under capital leases........................         600,100         623,446
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,683,914       3,924,220
LINE OF CREDIT, long-term.........................................................        --              --
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.....................         513,963         659,131
                                                                                    --------------  --------------
    Total liabilities.............................................................       3,197,877       4,583,351
                                                                                    --------------  --------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at
    March 31, 1997 and at December 31, 1996; issued in series; no shares
    outstanding at March 31, 1997 and at December 31, 1996........................        --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 1997 and at December 31, 1996; 10,153,998 shares issued and outstanding at March 31,
    1997 and 10,101,307 shares issued and outstanding at December 31, 1996........         101,540         101,013
  Additional paid-in capital......................................................      57,657,026      57,576,724
  Accumulated deficit.............................................................     (10,790,085)    (11,991,179)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................      46,968,481      45,686,558
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $   50,166,358  $   50,269,909
                                                                                    --------------  --------------
                                                                                    --------------  --------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
REVENUE..............................................................................  $   8,078,565  $  5,907,549
OPERATING EXPENSES:
  Direct cost of services and products...............................................      2,981,103     2,138,043
  Selling, general and administrative expenses.......................................      3,689,364     2,861,877
  Research and development...........................................................        610,050       643,772
                                                                                       -------------  ------------
    Total operating expenses.........................................................      7,280,517     5,643,692
                                                                                       -------------  ------------
  Income from operations.............................................................        798,048       263,857
OTHER INCOME (EXPENSE):
  Interest income....................................................................        453,616        23,288
  Interest expense...................................................................        (50,580)      (56,506)
                                                                                       -------------  ------------
    Total other income (expense).....................................................        403,036       (33,218)
                                                                                       -------------  ------------
Income before income taxes...........................................................      1,201,084       230,639
Income taxes.........................................................................       --             --
                                                                                       -------------  ------------
NET INCOME...........................................................................  $   1,201,084  $    230,639
                                                                                       -------------  ------------
                                                                                       -------------  ------------
NET INCOME PER SHARE.................................................................  $         .11  $        .03
                                                                                       -------------  ------------
                                                                                       -------------  ------------
SHARES USED IN COMPUTING NET INCOME PER SHARE........................................     11,131,532     7,522,946
                                                                                       -------------  ------------
                                                                                       -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................................  $   1,201,084  $    230,639
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization....................................................        314,039       251,742
    Stock option compensation expense................................................         32,300        33,525
    Loss on disposition of equipment.................................................            519       --
    Other............................................................................       --                (768)
    Changes in assets and liabilities:
      Increase in accounts receivable................................................     (2,240,378)     (576,691)
      Increase in prepaid expense....................................................       (152,983)     (197,401)
      Increase in laboratory supplies................................................        (19,787)     (188,103)
      Increase in other current assets...............................................       (100,806)      (24,942)
      Decrease in accounts payable...................................................       (455,881)       (7,492)
      Increase (decrease) in accrued liabilities.....................................         35,238      (125,923)
      Increase (decrease) in accrued compensation....................................       (796,311)      144,224
                                                                                       -------------  ------------
        Net cash used in operating activities........................................     (2,182,965)     (461,191)
                                                                                       -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term marketable investments, net of purchases..................      5,077,643       --
  Maturities of long-term marketable investments, net of purchases...................          2,642       --
  Capital expenditures...............................................................     (1,223,162)     (535,510)
  Proceeds from capital leases.......................................................       --             171,031
  Intangible and other assets........................................................       (109,187)      (96,070)
                                                                                       -------------  ------------
    Net cash provided by (used in) investing activities..............................      3,747,935      (460,549)
                                                                                       -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options............................................         48,529        12,500
  Principal payments under capital lease obligations and other
    indebtedness.....................................................................       (168,512)     (215,210)
  Payments on line of credit.........................................................       --            (700,000)
                                                                                       -------------  ------------
    Net cash used by financing activities............................................       (119,983)     (902,710)
                                                                                       -------------  ------------
Net increase (decrease) in cash and cash equivalents.................................      1,444,987    (1,824,450)
CASH AND CASH EQUIVALENTS, beginning of year.........................................     15,796,070     3,125,296
                                                                                       -------------  ------------
CASH AND CASH EQUIVALENTS, end of period.............................................  $  17,241,057  $  1,300,846
                                                                                       -------------  ------------
                                                                                       -------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.............................................................  $      45,628  $     50,013
  Cash paid for income taxes.........................................................         15,000       --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed on March 28, 1997.

    Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.

NOTE 2--NET INCOME PER SHARE:

    Net income per share has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the potential dilutive effects of the conversion of Preferred, Class A and Class B Stock to Common Stock for periods prior to the Company's initial public offering and the impact of outstanding options and warrants to acquire Common Stock using the treasury stock method and the Company's estimate of the fair value of common stock during each period. Pursuant to the rules of the Securities and Exchange Commission, common and common share equivalent shares issued in the 12 months prior to the Company's initial public offering, have been included in the computation of common and common equivalent shares as if they were outstanding for all prior periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires adoption of certain new accounting and disclosure rules for earnings per share in financial statements dated after December 15, 1997, and early adoption is prohibited. Upon adoption, SFAS 128 will require that all prior-period earnings per share ("EPS") data presented be restated to conform with the new requirements. The shares used to calculate net income per share, as presented in these financial statements, will approximate the shares to be used for Diluted EPS under SFAS 128. To calculate Basic EPS under SFAS 128, the shares used in computing net income per share for the periods presented in these financial statements will be reduced by approximately 991,000 and 969,000 shares for each of the three month periods ended March 31, 1997 and 1996, respectively.

NOTE 3--INITIAL PUBLIC OFFERING:

    The Company's initial public offering was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34,500,000 after deducting expenses and underwriting discount.

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of March 31, 1997. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 1997, there was not a material net unrealized gain or loss on these investments.

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

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the three months ended March 31, 1997, approximately 49%, 36%, 10% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 36.7%, from approximately $5.9 million in the three months ended March 31, 1996 to approximately $8.1 million in the three months ended March 31, 1997. This increase resulted from an increase in case volume of 52.1% for the three-month period over the same period in the prior year due primarily to expansion of the Company's client base, increased utilization of the Company's diagnostic products and services by existing clients and increased utilization of the Company's kidney stone product line since its introduction in February 1996. Case volume increased at a higher rate than revenue primarily due to the shift in product and price mix resulting from the introduction of the kidney stone product line and an increase in serum based tests, each of which generally has average selling prices below those of most of the Company's other products.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 39.4%, from approximately $2.1 million in the three months ended March 31, 1996 to approximately $3.0 million in the three months ended March 31, 1997. This increase was due principally to higher personnel costs and supply and distribution costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 36.9% for the three months ended March 31, 1997 from 36.2% for the three months ended March 31, 1996. This increase is due principally to the continued growth of the Company's kidney stone product line which was introduced in early 1996 and an increase in serum based tests, with each of these products having lower profit margins than those of most of the Company's other products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 28.9%, from approximately $2.9 million in the three months ended March 31, 1996 to approximately $3.7 million in the three months ended March 31, 1997. This increase was due principally to higher personnel costs related to marketing, sales staff and management information services personnel, as well as increases in insurance, taxes, and professional services. As a percentage of revenue, selling, general and administrative expenses decreased to 45.7% for the three months ended March 31, 1997 from 48.4% for the three months ended March 31, 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs decreased from approximately $644,000 in the three months ended March 31, 1996 to approximately $610,000 in the three months ended March 31, 1997. As a percentage of revenue, research and development expenses decreased to 7.6% for the three months ended March 31, 1997 from 10.9% for the three months ended March 31, 1996.

    OTHER INCOME (EXPENSE). Interest income increased in the three-month period ended March 31, 1997 compared to the same period of 1996, due principally to the increased cash, cash equivalents and investments that resulted from the proceeds of the Company's initial public offering in May 1996. Interest expense decreased in the three-month period ended March 31, 1997 compared to the same period of 1996, as of result of no borrowing on the Company's bank credit facility during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company had cash and cash equivalents of approximately $17.2 million, short-term marketable investments of approximately $898,000 and long-term marketable investments of approximately $11.7 million. The Company's working capital was approximately $28.0 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $10.4 million at March 31, 1997, an increase of 27% from December 31, 1996. At March 31, 1997, the Company's average number of days sales in receivables was approximately 117 compared to 97 at December 31, 1996. During 1996 and 1997, the Company's current Medicare intermediary and certain other third-party payors have continued a general trend of increased time between their receipt of claims for reimbursement and payment to the Company. Revenue attributable to managed care and private insurance plans has continued to increase as a percentage of total revenue and such payors generally have longer payment times than Medicare. These trends have resulted in a lengthening of the overall collection cycle and the Company's accounts receivable have increased at a rate greater than the revenue growth rate, reducing the Company's cash flow from operations. In the first quarter of 1997, a new local Medicare intermediary was announced by the Health Care Financing Administration with a transition planned during the second and third quarters of 1997. In addition, the Company is implementing certain systems and process changes intended to improve its claims and collections efficiencies. The Company expects the impact of these two changes to be a net reduction in days sales in receivables.

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

    Operating activities used net cash of approximately $2.2 million for the three months ended March 31, 1997 compared to approximately $461,000 for the three months ended March 31, 1996. The net cash used in operating activities was primarily the result of an approximate $2.2 million increase in accounts receivable, an approximate $796,000 decrease in accrued compensation, an approximate $456,000 decrease in accounts payable, an approximate $153,000 increase in prepaid expenses, and an approximate $101,000 decrease in other current assets offset in part by net income of approximately $1.2 million and depreciation and amortization of approximately $314,000. Accrued compensation decreased as a result of annual management incentive compensation program payments.

    Net cash provided by investing activities was approximately $3.7 million and consisted primarily of net sales of short-term investments of approximately $5.1 million, offset by capital expenditures of approximately $1.2 million and expenditures for intangible assets of approximately $109,000. Net cash used in financing activities was approximately $120,000 for the first three months of 1997, consisting primarily of principal payments under capital leases and other indebtedness of approximately $169,000 offset by proceeds from exercise of stock options of approximately $49,000.

    The Company's capital expenditures of approximately $1.2 million for the three months ended March 31, 1997, were primarily for computer hardware and software, office equipment and software development for the Company's information services. Of the total amount, approximately $189,000 relates to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to increase over the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

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

    The Company reported no tax expense for the three months ended March 31, 1997, as a result of utilization of its net operating loss carryforwards. Prior to 1997, a valuation allowance against the future benefits of these net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset becomes more certain through a demonstrated positive earnings history, the Company will continue to evaluate the appropriateness of recognizing these future benefits to a greater extent later in 1997. Using an assumed tax rate of 38%, the recognition of such net deferred tax benefits totaled approximately $456,000 or $0.04 per share, for the first quarter of 1997.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                          PART II - OTHER INFORMATION

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

        HISTORY OF LOSSES; LIMITED HISTORY OF PROFITABLE OPERATIONS. The Company recorded net losses of approximately $1.5 million, $1.5 million, $2.2 million and $2.3 million for the years ended December 31, 1991, 1992, 1993 and 1994, respectively. While the Company reported net income of approximately $533,000 and $2.4 million for the years ended December 31, 1995 and 1996, respectively, the Company may experience losses in the future until such time, if ever, as its operations consistently generate sufficient revenue to cover its costs. At March 31, 1997, the Company had an accumulated deficit of approximately $10.8 million. There can be no assurance that the Company will ever be consistently profitable.

        NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require additional resources. In such event, the Company may be required to seek additional financing, and there is no assurance that the Company would be able to obtain such financing on acceptable terms.

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

        UNCERTAINTY RELATED TO GOVERNMENT REGULATION. The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1967, as amended in 1988 ("CLIA"), the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. The loss of a license, imposition of a fine or an increase in the complexity or substantive requirements of such federal, state and local laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

        The Company's diagnostic laboratory operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

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

        As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The Company cannot predict the timing or impact of any changes in such laws and regulations, and no assurance can be given that any such changes will not have a material adverse effect on the Company's financial condition and results of operations.

        UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with IAF BioVac, Inc. ("BioVac"), for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioVac is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised BioVac that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioVac filed with the FDA through an amended application in August 1996. Although BioVac has advised the Company that it believes it can satisfy FDA requirements, there can be no assurance that approval will be obtained.

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

        UNCERTAINTIES RELATED TO INVESTMENTS IN DISEASE MANAGEMENT INFORMATION SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce in the future related to the clinical management of urologists' patients and the business management of their practices. Development and delivery of these new services will require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

        UNCERTAINTIES ASSOCIATED WITH COMPETITIVE PRESSURES. The industry in which the Company's diagnostics business operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local and regional pathology services, hospital laboratories and large general reference clinical laboratories. Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many also have long established relationships with the Company's current and prospective customers and with managed care organizations. There can be no assurance that the Company will be able to compete successfully with such entities in the marketing of products and services and in the acquisition of new technologies.

        RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. The Company has recently experienced substantial growth and expanded its operational capabilities. The Company is also planning to offer a therapeutic product line and information and business management services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage expansion into and operation of therapeutics, business management or information services businesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NUMBER AND DESCRIPTION                                                              PAGE
---------------------------------------------------------------------------------------     -----
11.1 Computation of Earnings per Share.................................................          14

    (b) Reports on Form 8-K
       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 14, 1997

                                By:           /s/ MICHAEL N. MCDONALD
                                     -----------------------------------------
                                                Michael N. McDonald
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

May 14, 1997