Form 10-Q
period 1997-06-30
UROCOR INC
filed 1997-08-11
CIK 946945

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-28328

                            ------------------------

                                  UROCOR, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 75-2117882
       (State of incorporation)             (IRS Employer Identification No.)

 800 RESEARCH PARKWAY, OKLAHOMA CITY,                     73104
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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on July 31, 1997 was 10,176,439 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheets as of June 30, 1997 and December 31, 1996....................................      3

              Statements of Operations for the three months and six months ended June 30, 1997 and 1996...      4

              Statements of Cash Flows for the six months ended June 30, 1997 and 1996....................      5

              Notes to Unaudited Interim Financial Statements--June 30, 1997..............................      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......     7-9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.................................      9

                                             PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

ITEM 2.       CHANGES IN SECURITIES

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION
              Cautionary Statements.......................................................................    10-13

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................     13

Signatures................................................................................................     14

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                        1996
                                                                                       JUNE 30,     -------------
                                                                                         1997
                                                                                     -------------
                                                                                      (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $  10,642,034  $  15,796,070
  Short-term marketable investments................................................      2,998,913      5,975,500
  Accounts receivable, net of allowance for doubtful accounts of $1,717,425 in 1997
    and $1,123,562 in 1996.........................................................     12,555,825      8,188,715
  Prepaid expenses.................................................................        948,969        666,662
  Laboratory supplies, at average cost.............................................        496,118        683,408
  Other current assets.............................................................      1,093,154        530,796
                                                                                     -------------  -------------
    Total current assets...........................................................     28,735,013     31,841,151
                                                                                     -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS...................................................     12,705,059     11,703,521
PROPERTY AND EQUIPMENT, net........................................................      6,890,307      4,745,662
INTANGIBLE AND OTHER ASSETS, net...................................................      2,083,268      1,979,575
                                                                                     -------------  -------------
    Total assets...................................................................  $  50,413,647  $  50,269,909
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   1,091,308  $   1,960,446
  Accrued compensation.............................................................        546,324      1,225,976
  Other accrued liabilities........................................................        149,539        114,352
  Current installments of obligations under capital leases.........................        571,650        623,446
                                                                                     -------------  -------------
    Total current liabilities......................................................      2,358,821      3,924,220
LINE OF CREDIT, long-term..........................................................       --             --
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments......................        392,165        659,131
                                                                                     -------------  -------------
    Total liabilities..............................................................      2,750,986      4,583,351
                                                                                     -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at June
    30, 1997 and at December 31, 1996; issued in series; no shares outstanding at
    June 30, 1997 and at December 31, 1996.........................................       --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 1997 and at December 31, 1996; 10,171,089 shares issued and outstanding at June 30, 1997
    and 10,101,307 shares issued and outstanding at December 31, 1996..............        101,711        101,013
  Additional paid-in capital.......................................................     57,710,705     57,576,724
  Accumulated deficit..............................................................    (10,149,755)   (11,991,179)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     47,662,661     45,686,558
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  50,413,647  $  50,269,909
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
REVENUE.............................................  $   7,794,707  $   6,449,173  $  15,873,272  $  12,356,722

OPERATING EXPENSES:
  Direct cost of services and products..............      2,923,834      2,390,159      5,904,936      4,528,202
  Selling, general and administrative expenses......      3,990,749      3,103,859      7,680,110      5,965,736
  Research and development..........................        611,403        648,540      1,221,456      1,292,312
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................      7,525,986      6,142,558     14,806,502     11,786,250
                                                      -------------  -------------  -------------  -------------
  Income from operations............................        268,721        306,615      1,066,770        570,472

OTHER INCOME (EXPENSE):
  Interest income...................................        413,957        214,063        867,574        237,351
  Interest expense..................................        (42,350)       (53,383)       (92,930)      (109,889)
                                                      -------------  -------------  -------------  -------------
    Total other income..............................        371,607        160,680        774,644        127,462
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................        640,328        467,295      1,841,414        697,934
Income taxes........................................       --             --             --             --
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $     640,328  $     467,295  $   1,841,414  $     697,934
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
NET INCOME PER SHARE................................  $         .06  $         .05  $         .17  $         .08
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
SHARES USED IN COMPUTING NET INCOME PER SHARE.......     11,076,759      9,427,284     11,108,336      8,516,658
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $   1,841,414  $     697,934
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................        685,563        524,312
    Stock option compensation expense..............................................         64,254         65,136
    Loss on disposition of equipment...............................................          1,140       --
    Other..........................................................................       --                 (769)
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................     (4,367,110)    (1,119,181)
      Increase in prepaid expense..................................................       (282,307)      (419,626)
      (Increase) decrease in laboratory supplies...................................        187,290       (314,251)
      Increase in other current assets.............................................       (562,358)      (220,880)
      Increase (decrease) in accounts payable......................................       (869,138)       167,348
      Increase in accrued liabilities..............................................         35,187        122,143
      Decrease in accrued compensation.............................................       (679,652)      (238,017)
                                                                                     -------------  -------------
        Net cash used in operating activities......................................     (3,945,717)      (735,851)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable investments, net.................      2,976,586     (3,965,421)
  Purchases of long-term marketable investments, net...............................     (1,001,539)    (4,902,039)
  Capital expenditures.............................................................     (2,810,799)      (951,830)
  Proceeds from capital leases.....................................................       --              385,511
  Intangible and other assets......................................................       (124,232)      (148,297)
                                                                                     -------------  -------------
        Net cash used in investing activities......................................       (959,984)    (9,582,076)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances................................................       --           34,603,514
  Proceeds from exercise of stock options..........................................         70,425         14,900
  Principal payments under capital lease obligations and other indebtedness........       (318,760)      (433,970)
  Proceeds from line of credit.....................................................       --              600,000
  Payments on line of credit.......................................................       --           (1,300,000)
                                                                                     -------------  -------------
        Net cash provided by (used by) financing activities........................       (248,335)    33,484,444
                                                                                     -------------  -------------
Net increase (decrease) in cash and cash equivalents...............................     (5,154,036)    23,166,517

CASH AND CASH EQUIVALENTS, beginning of year.......................................     15,796,070      3,125,296
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $  10,642,034  $  26,291,813
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................  $      85,296  $      96,603
  Cash paid for income taxes.......................................................        350,000         34,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

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

    Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires adoption of certain new accounting and disclosure rules for earnings per share in financial statements dated after December 15, 1997, and early adoption is prohibited. Upon adoption, SFAS 128 will require that all prior-period earnings per share ("EPS") data presented be restated to conform with the new requirements. The shares used to calculate net income per share, as presented in these financial statements, will approximate the shares to be used for Diluted EPS under SFAS 128. To calculate Basic EPS under SFAS 128, the shares used in computing net income per share for the periods presented in these financial statements will be reduced by approximately 916,000 and 1,156,000 shares for each of the three month periods ended June 30, 1997 and 1996, respectively and 958,000 and 1,104,000 for each of the six month periods ended June 30, 1997 and 1996, respectively.

NOTE 3--INITIAL PUBLIC OFFERING:

    The Company's initial public offering was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34,500,000 after deducting expenses and underwriting discount.

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of June 30, 1997. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 1997, there was not a material net unrealized gain or loss on these investments.

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

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the six months ended June 30, 1997, approximately 48%, 38%, 10% and 4% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 20.9%, from approximately $6.4 million in the three months ended June 30, 1996 to approximately $7.8 million in the three months ended June 30, 1997, and increased 28.5%, from approximately $12.4 million in the first six months of 1996 to approximately $15.9 million in the first six months of 1997. These increases resulted from an increase in case volume of 30.5% and 45.9% for the three and six month periods, respectively, due primarily to expansion of the Company's client base, increased utilization of the Company's diagnostic products and services by existing clients and increased utilization of the Company's kidney stone product line. Case volume increased at a higher rate than revenue primarily due to the continued expansion of the kidney stone product line, introduced in early 1996, and an increase in serum based tests, each of which generally has average selling prices below those of most of the Company's other products.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 22.3%, from approximately $2.4 million in the three months ended June 30, 1996 to approximately $2.9 million in the three months ended June 30, 1997, and increased 30.4%, from approximately $4.5 million in the first six months of 1996 to approximately $5.9 million in the first six months of 1997. These increases were due principally to higher personnel costs and supply and distribution costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 37.5% for the three months ended June 30, 1997 from 37.1% for the three months ended June 30, 1996, and increased to 37.2% of revenue for the first six months of 1997 from 36.6% for the first six months of 1996. These increases are due principally to continued growth of the Company's kidney stone and serum based tests, with each of these products having lower profit margins than those of most of the Company's other products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 28.6%, from approximately $3.1 million in the three months ended June 30, 1996 to approximately $4.0 million in the three months ended June 30, 1997, and increased 28.7%, from approximately $6.0 million in the first six months of 1996 to approximately $7.7 million in the first six months of 1997. These increases were due principally to higher personnel costs related to marketing, sales staff and management information services personnel, increased provision for doubtful accounts due to higher revenues, and expanded investor relations activities. As a percentage of revenue, selling, general and administrative expenses increased to 51.2% for the three months ended June 30, 1997 from 48.1% for the three months ended June 30, 1996, and increased to 48.4% of revenue for the first six months of 1997 from 48.3% for the first six months of 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs decreased 5.7%, from approximately $649,000 in the three months ended June 30, 1996 to approximately $611,000 in the three months ended June 30, 1997, and decreased 5.5% , from approximately $1.3 million in the first six months of 1996 to approximately $1.2 million in the first six months of 1997. As a percentage of revenue, research and development expenses decreased to 7.8% for the three months ended June 30, 1997 from 10.1% for the three months ended June 30, 1996, and decreased to 7.7% of revenue for the first six months of 1997 from 10.5% for the first six months of 1996.

    OTHER INCOME (EXPENSE). Interest income increased in the three-month period ended June 30, 1997 compared to the same period of 1996, due principally to the increased cash, cash equivalents and investments that resulted from the proceeds of the Company's initial public offering in May 1996. Interest expense decreased in the three and six month periods ended June 30, 1997 compared to the same periods of 1996, primarily because the Company did not renew a bank credit facility upon its expiration in February 1997. The Company had no borrowings under this facility during the three and six month periods ended June 30, 1997, and did have borrowings thereunder during the comparable periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had cash and cash equivalents of approximately $10.6 million, short-term marketable investments of approximately $3.0 million and long-term marketable investments of approximately $12.7 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years. As of June 30, 1997 the Company's working capital was approximately $26.4 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $12.6 million at June 30, 1997, an increase of 53% from December 31, 1996. At June 30, 1997, the Company's average number of days sales in receivables was approximately 146 compared to 117 and 97 at March 31, 1997 and December 31, 1996, respectively. During 1996 and 1997, the Company's Medicare intermediary and certain other third-party payors have continued a general trend of increased time between their receipt of claims and payment to the Company. The increase in accounts receivable during the second quarter of 1997 was due primarily to payor delays caused by systems changes enacted by two of the Company's larger payors during the quarter. The Company is working closely with these two payors to resolve systems and related processing issues. In an effort to reduce its average number of days sales in receivables, the Company has implemented staffing, systems and process changes and is undertaking additional initiatives intended to improve its claims and collections efficiencies.

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

    Operating activities used net cash of approximately $3.9 million for the six months ended June 30, 1997 compared to approximately $736,000 for the six months ended June 30, 1996. The net cash used in operating activities was primarily the result of an approximate $4.4 million increase in accounts receivable, an approximate $869,000 decrease in accounts payable, an approximate $680,000 decrease in accrued compensation, and an approximate $562,000 increase in other current assets offset in part by net income of approximately $1.8 million and depreciation and amortization of approximately $686,000.

    Net cash used by investing activities was approximately $960,000 for the six months ended June 30, 1997 and consisted primarily of capital expenditures of approximately $2.8 million and purchases of long-term investments of approximately $1.0 million, offset by net sales of short-term investments of approximately $3.0 million. Net cash used in financing activities was approximately $248,000 for the first six months of 1997, consisting primarily of principal payments under capital leases and other indebtedness of approximately $319,000 offset by proceeds from exercise of stock options of approximately $70,000.

    The Company's capital expenditures of approximately $2.8 million for the six months ended June 30, 1997, were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $496,000 related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the United States Food and Drug Administration (the "FDA"). The total cost of the distribution rights is $3.0 million, which is payable in installments based on achievement of certain milestones by the manufacturer. The Company made an initial payment of $750,000 in December 1994 and a second installment of $500,000 in 1995 after the product was submitted for FDA review in April 1995. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. If the Company makes this payment in 1998, it intends to make any such payment from existing cash and investment balances.

    The Company reported no tax expense for the three and six month periods ended June 30, 1997, as a result of utilization of net operating loss carryforwards. Prior to 1997, a valuation allowance against the future benefits of these net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset becomes more certain through a demonstrated positive earnings history, the Company will continue to evaluate the appropriateness of recognizing these future benefits to a greater extent later in 1997. Using an assumed tax rate of 38%, the recognition of such net deferred tax benefits totaled approximately $243,000 or $0.02 per share, for the second quarter of 1997 and $700,000 or $0.06 per share, for the six months ended June 30, 1997.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 20, 1997, at the Company's annual meeting of stockholders:

        A) The individuals listed below were elected to serve as Class I directors until the 2000 annual meeting. Set forth is the tabulation of votes cast. No votes were cast against any nominee for director.

         NAME           SHARES VOTED FOR   SHARES WITHHELD      BROKER NON-VOTES
----------------------  ----------------  -----------------  -----------------------
Herbert J. Conrad            9,117,228            4,200                     0
Louis M. Sherwood            9,117,028            4,400                     0

        B) The stockholders approved the UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan to increase the number shares for which options may be granted under such Plan from 1,400,000 to 1,700,000 and amend certain provisions of the plan to bring the plan into compliance with recently amended federal securities and tax laws. The tabulation of votes with respect to this item is as follows:

                         SHARES VOTED
  SHARES VOTED FOR          AGAINST        SHARES ABSTAINED      BROKER NON-VOTES
--------------------  -------------------  -----------------  -----------------------
     8,783,425               291,107              46,896                     0

        C) The stockholders approved the UroCor, Inc. 1997 Non-Employee Director Stock Option Plan. The tabulation of votes with respect to this item is as follows:

                         SHARES VOTED
  SHARES VOTED FOR          AGAINST        SHARES ABSTAINED      BROKER NON-VOTES
--------------------  -------------------  -----------------  -----------------------
     9,026,821                38,611              55,996                     0

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

        As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretations by regulatory bodies, and no assurance can be given that any such changes will not have a material adverse effect on the Company's financial condition and results of operations.

        UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with IAF BioVac, Inc. ("BioVac"), for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioVac is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioVac filed its initial applications with the FDA. In April 1996, the FDA advised BioVac that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioVac filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioVac's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioVac's facility, process and documentation were required before these applications could be approved. Although BioVac has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

        UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urological diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NUMBER AND DESCRIPTION
---------------------------------------------------------------------------------
 10.1  Second Amended and Restated 1992 Stock Option Plan
 10.2  1997 Non-Employee Director Stock Option Plan
 10.3  Amendment No. 1 to Lease Agreement dated April 15, 1994, between
         Presbyterian Health Foundation and UroCor, Inc.
 11.1  Statement Regarding Computation of Per Share Earnings

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER
August 11, 1997

                                By:           /s/ MICHAEL N. MCDONALD
                                     -----------------------------------------
                                                Michael N. McDonald
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
August 11, 1997