Form 10-Q
period 1997-09-30
UROCOR INC
filed 1997-11-14
CIK 946945

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

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                              OR

                 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD FROM TO

                                COMMISSION FILE NUMBER 0-28328

                            ------------------------

                                  UROCOR, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                              75-2117882
       (State of incorporation)           (IRS Employer Identification No.)

800 RESEARCH PARKWAY, OKLAHOMA CITY, OK                 73104
    (Address of principal executive                  (zip code)
               offices)

                                 (405) 290-4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on October 31, 1997 was 10,336,606 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
           Balance Sheets as of September 30, 1997 and December 31, 1996..................................      3
           Statements of Operations for the three and nine months ended September 30, 1997 and 1996.......      4
           Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.................      5
           Notes to Unaudited Interim Financial Statements--September 30, 1997............................      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    7-10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....................................     10

                                             PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................................................     11

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................     11

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................     11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     11

ITEM 5.    OTHER INFORMATION..............................................................................    12-15
           Cautionary Statements

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................     15

Signatures................................................................................................     16

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                         1996
                                                                                     SEPTEMBER 30,  --------------
                                                                                         1997
                                                                                     -------------
                                                                                     (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $  12,062,710  $   15,796,070
  Short-term marketable investments................................................      6,004,874       5,975,500
  Accounts receivable, net of allowance for doubtful accounts of $1,838,533 in 1997
    and $1,123,562 in 1996.........................................................     12,715,020       8,188,715
  Prepaid expenses.................................................................        817,125         666,662
  Laboratory supplies, at average cost.............................................        462,073         683,408
  Other current assets.............................................................      1,000,960         530,796
                                                                                     -------------  --------------
    Total current assets...........................................................     33,062,762      31,841,151
                                                                                     -------------  --------------
LONG-TERM MARKETABLE INVESTMENTS...................................................      7,697,867      11,703,521
PROPERTY AND EQUIPMENT, net........................................................      7,871,370       4,745,662
INTANGIBLE AND OTHER ASSETS, net...................................................      2,218,861       1,979,575
                                                                                     -------------  --------------
    Total assets...................................................................  $  50,850,860  $   50,269,909
                                                                                     -------------  --------------
                                                                                     -------------  --------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   1,411,770  $    1,960,446
  Accrued compensation.............................................................        284,768       1,225,976
  Other accrued liabilities........................................................         86,893         114,352
  Current installments of obligations under capital leases.........................        517,143         623,446
                                                                                     -------------  --------------
    Total current liabilities......................................................      2,300,574       3,924,220
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments.....................................................................        296,390         659,131
                                                                                     -------------  --------------
    Total liabilities..............................................................      2,596,964       4,583,351
                                                                                     -------------  --------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at
    September 30, 1997 and at December 31, 1996; issued in series; no shares
    outstanding at September 30, 1997 and at December 31, 1996.....................       --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at September 30, 1997 and at December 31, 1996; 10,200,939 shares issued and outstanding at September
    30, 1997 and 10,101,307 shares issued and outstanding at December 31, 1996.....        102,009         101,013
  Additional paid-in capital.......................................................     57,779,823      57,576,724
  Accumulated deficit..............................................................     (9,627,936)    (11,991,179)
                                                                                     -------------  --------------
    Total stockholders' equity.....................................................     48,253,896      45,686,558
                                                                                     -------------  --------------
    Total liabilities and stockholders' equity.....................................  $  50,850,860  $   50,269,909
                                                                                     -------------  --------------
                                                                                     -------------  --------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER  NINE MONTHS ENDED SEPTEMBER
                                                                  30,                           30,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
REVENUE.............................................  $   7,785,528  $   6,475,839  $  23,658,800  $  18,832,561

OPERATING EXPENSES:
  Direct cost of services and products..............      3,170,621      2,575,929      9,075,557      7,104,132
  Selling, general and administrative expenses......      3,953,187      3,158,679     11,633,297      9,124,414
  Research and development..........................        497,852        540,156      1,719,308      1,832,469
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................      7,621,660      6,274,764     22,428,162     18,061,015
                                                      -------------  -------------  -------------  -------------
  Income from operations............................        163,868        201,075      1,230,638        771,546

OTHER INCOME (EXPENSE):
  Interest income...................................        390,608        494,796      1,258,182        732,147
  Interest expense..................................        (32,668)       (60,890)      (125,598)      (170,782)
                                                      -------------  -------------  -------------  -------------
    Total other income..............................        357,940        433,906      1,132,584        561,365
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................        521,808        634,981      2,363,222      1,332,911
Income taxes........................................       --             --             --             --
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $     521,808  $     634,981  $   2,363,222  $   1,332,911
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
NET INCOME PER SHARE................................  $         .05  $         .06  $         .21  $         .14
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
SHARES USED IN COMPUTING NET INCOME PER SHARE.......     11,069,309     11,189,263     11,097,105      9,391,369
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER
                                                                                                 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $   2,363,222  $   1,332,911
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................      1,105,727        808,019
    Stock option compensation expense..............................................         96,032         97,071
    Loss on disposition of equipment...............................................          6,960       --
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................     (4,526,305)    (2,032,968)
      Increase in prepaid expense..................................................       (150,463)      (374,260)
      (Increase) decrease in laboratory supplies...................................        221,335       (352,407)
      Increase in other current assets.............................................       (470,164)      (222,646)
      Increase (decrease) in accounts payable......................................       (548,676)       175,262
      Increase (decrease) in accrued liabilities...................................        (27,459)        26,504
      Decrease in accrued compensation.............................................       (941,208)      (275,210)
                                                                                     -------------  -------------
        Net cash used in operating activities......................................     (2,870,999)      (817,724)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable investments, net.................        (29,374)    (4,002,594)
  Maturities (purchases) of long-term marketable investments, net..................      4,005,654     (7,988,710)
  Capital expenditures.............................................................     (4,205,348)    (1,494,491)
  Proceeds from capital leases.....................................................       --              385,511
  Intangible and other assets......................................................       (272,312)      (192,646)
                                                                                     -------------  -------------
    Net cash used in investing activities..........................................       (501,380)   (13,292,930)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances................................................       --           34,603,514
  Proceeds from exercise of stock options..........................................        108,063         15,350
  Principal payments under capital lease obligations and other indebtedness........       (469,044)      (680,796)
  Proceeds from line of credit.....................................................       --              600,000
  Payments on line of credit.......................................................       --           (1,300,000)
                                                                                     -------------  -------------
    Net cash provided by (used in) financing activities............................       (360,981)    33,238,068
                                                                                     -------------  -------------
Net increase (decrease) in cash and cash equivalents...............................     (3,733,360)    19,127,414
CASH AND CASH EQUIVALENTS, beginning of year.......................................     15,796,070      3,125,296
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $  12,062,710  $  22,252,710
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................  $     115,282  $     150,852
  Cash paid for income taxes.......................................................        350,000         48,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

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

    Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.

NOTE 2--NET INCOME PER SHARE:

    Net income per share has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the potential dilutive effects of the conversion of Preferred, Class A and Class B Stock to Common Stock for periods prior to the Company's initial public offering and the impact of outstanding options and warrants to acquire Common Stock using the treasury stock method and the Company's estimate of the fair value of common stock during each period. Pursuant to the rules of the Securities and Exchange Commission, common and common share equivalent shares issued in the 12 months prior to the Company's initial public offering have been included in the computation of common and common equivalent shares as if they were outstanding for all prior periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires adoption of certain new accounting and disclosure rules for earnings per share in financial statements dated after December 15, 1997, and early adoption is prohibited. Upon adoption, SFAS 128 will require that all prior-period earnings per share ("EPS") data presented be restated to conform with the new requirements. The shares used to calculate net income per share, as presented in these financial statements, will approximate the shares to be used for Diluted EPS under SFAS 128. To calculate Basic EPS under SFAS 128, the shares used in computing net income per share for the periods presented in these financial statements will be reduced by approximately 886,000 and 1,172,000 shares for each of the three month periods ended September 30, 1997 and 1996, respectively and 935,000 and 1,104,000 for each of the nine month periods ended September 30, 1997 and 1996, respectively.

NOTE 3--INITIAL PUBLIC OFFERING:

    The Company's initial public offering was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34,500,000 after deducting expenses and underwriting discount.

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of September 30, 1997. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 1997, there was not a material net unrealized gain or loss on these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of operations and financial condition of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Cautionary Statements".

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

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the nine months ended September 30, 1997, approximately 47%, 38%, 10% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    The Company has acquired co-promotion rights to two therapeutic products. The Company also has acquired distribution rights to another therapeutic product, currently before the the United States Food and Drug Administration (the "FDA") for approval. The Company intends to market these products to urologists through it existing sales force, as well as expand its sales force beginning in late 1997.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 20.2%, from approximately $6.5 million in the three months ended September 30, 1996 to approximately $7.8 million in the three months ended September 30, 1997, and increased 25.6%, from approximately $18.8 million in the first nine months of 1996 to approximately $23.7 million in the first nine months of 1997. These increases resulted from an increase in case volume of 21.6% and 33.1% for the three and nine month periods, respectively, due primarily to expansion of the Company's client base, increased utilization of the Company's diagnostic products and services by existing clients and increased utilization of the Company's kidney stone product line. Case volume increased at a higher rate than revenue, primarily due to the continued expansion of the kidney stone product line, introduced in early 1996, and an increase in serum based tests, each of which generally has average selling prices below those of most of the Company's other products. Case volume and resulting revenue for the three months ended September 30, 1997 were adversely impacted by the United Parcel Services ("UPS") strike in August 1997.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 23.1%, from approximately $2.6 million in the three months ended September 30, 1996 to approximately $3.2 million in the three months ended September 30, 1997, and increased 27.7%, from approximately $7.1 million in the first nine months of 1996 to approximately $9.1 million in the first nine months of 1997. These increases were due principally to higher personnel costs and supply and distribution costs, resulting primarily from increased case volume and service enhancement initiatives, as well as higher shipping costs incurred during the August 1997 UPS strike. As a percentage of revenue, direct expenses increased to 40.7% for the three months ended September 30, 1997 from 39.8% for the three months ended September 30, 1996, and increased to 38.4% of revenue for the first nine months of 1997 from 37.7% for the first nine months of 1996. These increases are due principally to continued growth of the Company's kidney stone and serum based tests, with each of these products having lower profit margins than those of most of the Company's other products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 25.2%, from approximately $3.2 million in the three months ended September 30, 1996 to approximately $4.0 million in the three months ended September 30, 1997, and increased 27.5%, from approximately $9.1 million in the first nine months of 1996 to approximately $11.6 million in the first nine months of 1997. These increases were due principally to higher personnel costs related to expansion of marketing, sales staff and management information services personnel, increased provision for doubtful accounts due to higher revenues, and expanded investor relations activities. As a percentage of revenue, selling, general and administrative expenses increased to 50.8% for the three months ended September 30, 1997 from 48.8% for the three months ended September 30, 1996, and increased to 49.2% of revenue for the first nine months of 1997 from 48.5% for the first nine months of 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs decreased 7.8%, from approximately $540,000 in the three months ended September 30, 1996 to approximately $498,000 in the three months ended September 30, 1997, and decreased 6.2%, from approximately $1.8 million in the first nine months of 1996 to approximately $1.7 million in the first nine months of 1997. These decreases were due primarily to timing of lapsing external research agreements. As a percentage of revenue, research and development expenses decreased to 6.4% for the three months ended September 30, 1997 from 8.3% for the three months ended September 30, 1996, and decreased to 7.3% of revenue for the first nine months of 1997 from 9.7% for the first nine months of 1996.

    OTHER INCOME (EXPENSE). Interest income decreased in the three-month period ended September 30, 1997 compared to the same period of 1996, due principally to a decrease in cash, cash equivalents and investments, resulting from capital expenditures and an increase in accounts receivable. Interest expense decreased in the three and nine month periods ended September 30, 1997 compared to the same periods of 1996, primarily because of a decrease in obligations under capital leases and the expiration, in February 1997, of the Company's bank credit facility, which it did not renew. The Company had no borrowings under this facility during the nine month period ended September 30, 1997, but had borrowings thereunder during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had cash and cash equivalents of approximately $12.1 million, short-term marketable investments of approximately $6.0 million and long-term marketable investments of approximately $7.7 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years. As of September 30, 1997 the Company's working capital was approximately $30.8 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $12.7 million at September 30, 1997, an increase of 55% from December 31, 1996. At September 30, 1997, the Company's average number of days sales in receivables was approximately 154 compared to 97 at December 31, 1996. During 1996 and 1997, the Company's Medicare intermediary and certain other third-party payors have continued a general trend of increased time between their receipt of claims and payment to the Company. The increase in accounts receivable during the nine months ended September 30, 1997 was due to payor delays caused by systems changes enacted by several of the Company's larger payors as well as additional documentation requirements imposed by Medicare and other third party payor's which further complicate the billing process. The Company is working with these payors and its physician clients to resolve systems, documentation and related processing issues. In an effort to reduce its average number of days sales in receivables, the Company has implemented staffing, systems and process changes and is undertaking additional initiatives intended to improve its claims and collections efficiencies.

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

    Operating activities used net cash of approximately $2.9 million for the nine months ended September 30, 1997 compared to approximately $818,000 for the nine months ended September 30, 1996. The net cash used in operating activities was primarily the result of an approximate $4.5 million increase in accounts receivable, an approximate $549,000 decrease in accounts payable, an approximate $941,000 decrease in accrued compensation, and an approximate $470,000 increase in other current assets offset in part by net income of approximately $2.4 million and depreciation and amortization of approximately $1.1 million.

    Net cash used by investing activities was approximately $501,000 for the nine months ended September 30, 1997 and consisted primarily of capital expenditures of approximately $4.2 million and an increase in intangibles and other assets of approximately $272,000, offset by net sales of long-term investments of approximately $4.0 million. Net cash used in financing activities was approximately $361,000 for the first nine months of 1997, consisting primarily of principal payments under capital leases and other indebtedness of approximately $469,000 offset by proceeds from exercise of stock options of approximately $108,000.

    The Company's capital expenditures of approximately $4.2 million for the nine months ended September 30, 1997, were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $816,000 related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the FDA. The total cost of the distribution rights is $3.0 million, which is payable in installments based on achievement of certain milestones by the manufacturer. The Company made an initial payment of $750,000 in December 1994 and a second installment of $500,000 in 1995 after the product was submitted for FDA review in April 1995. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. If the Company makes this payment in 1998, it intends to make any such payment from existing cash and investment balances.

    The Company reported no tax expense for the three and nine month periods ended September 30, 1997, as a result of utilization of net operating loss carryforwards. Prior to 1997, a valuation allowance against the future benefits of these net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset becomes more certain through a demonstrated positive earnings history, the Company will continue to evaluate the appropriateness of recognizing these future benefits to a greater extent later in 1997. Using an assumed tax rate of 38%, the recognition of such net deferred tax benefits totaled approximately $198,000 or $0.02 per share, for the third quarter of 1997 and $898,000 or $0.08 per share, for the nine months ended September 30, 1997.

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

    The Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's Initial Public Offering and for which this use of proceeds information is being disclosed was May 16, 1996 and the Commission file number assigned to the registration statement was 333-3182. The offering commenced on May 16, 1996. The offering has terminated, but did not terminate before all registered securities were sold. The managing underwriters of the offering were Montgomery Securities and Volpe, Welty & Company. A total of 3,450,000 shares of Common Stock, par value $.01, were registered and sold resulting in aggregate offering proceeds of $37,950,000. Total aggregate expenses directly or indirectly paid to others in connection with the issuance and distribution of these securities were $3,400,141, which includes underwriting discounts and commissions of $2,656,500, expenses paid to or for underwriters of $49,743 and other expenses of $693,898. No finders' fees were paid and none of such expenses were paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates. Resulting net proceeds from the offering were $34,549,859.

    From the effective date of the registration statement through September 30, 1997, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..........................  $  --
Purchase and installation of machinery and equipment....................  2,881,490
Purchases of real estate................................................     --
Acquisition of other business(es).......................................     --
Repayment of indebtedness...............................................  1,707,036
Working Capital.........................................................  3,641,287
Temporary Investments:
  Short-term Commercial Paper...........................................  6,004,874
  Long-term Corporate and Treasury Notes................................  7,697,867
  Cash Equivalents......................................................  5,564,497
Other Purposes:
  Development and Expansion of Diagnostic Product Line..................  3,219,000
  Development of Information Products and Services and Urological
    Disease Databases...................................................  2,138,501
  Development of Therapeutic Product Line...............................    480,546
  Development and Expansion of Clinical and Research Laboratories and
    Lab Information System..............................................  1,214,761

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Cautionary Statements:

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

        UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that the Free/Total PSA assay currently provided by the Company or any other products under development will be approved for reimbursement by Medicare or other third-party payors. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. Any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. The Balanced Budget Act of 1997 made many changes to Medicare and Medicaid payment systems that affect health care providers, including clinical laboratories. Among the provisions is one that eliminates the Medicare charge update to the clinical lab fee schedule for years 1998 through 2002. The provision also reduces the cap on allowable laboratory charges used in establishing areawide fee schedules, currently set at 76% of the median of such charges to 74% effective January 1, 1998. Another provision changes the manner in which states are required to pay for the portion of allowable charges not paid by Medicare for certain "Qualified Medicare Beneficiaries" and other dually-eligible beneficiaries. Because of the uncertainties surrounding the nature, timing and extent of any such reform initiatives, the Company is unable to predict the effects of any such changes on the Company.

        UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. Since 1994, the Company's Medicare intermediary and certain other third-party payors have increased the amount of time between their receipt of claims for reimbursement and payment to the Company as well as significantly increased the documentation and information requirements, further complicating the billing process. At September 30, 1997, the Company's average days sales in receivables was approximately 154, compared to 97 at December 31, 1996. Such changes have resulted in the Company's accounts receivable increasing at a rate grater than revenue growth and, therefore, have affected the Company's cash flow from operations. There can be no assurance that these payors will not further modify their payment practices and impose other requirements, which could have a material adverse affect on the Company's financial condition and results of operations. In addition, as a result of the increase in accounts receivable, the Company's allowance for doubtful accounts has increased. Although the Company maintains what it believes to be an adequate reserve for doubtful accounts, there can be no assurance that the Company will not be required to provide additional reserves, which could have an adverse affect on the Company's results of operations.

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

        NO ASSURANCE OF SUCCESSFUL ACQUISITION OF DISTRIBUTION RIGHTS FOR THERAPEUTIC PRODUCTS. Through its UroTherapeutics Group, the Company is developing a therapeutic products distribution business. The Company currently has acquired distribution or co-promotion rights for three therapeutic products. There can be no assurance that the Company will be successful in negotiating any additional distribution or other agreements related to therapeutic products in the future. Additionally, the Company has never marketed or distributed any therapeutic products, and there can be no assurance that the Company's efforts will be successful.

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

        UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with BioChem Vaccines Inc. ('BioChem'), for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

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

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, availability and cost of diagnostic supplies, availability and cost of logistic services, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company expects its operating results to continue to fluctuate.

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

                                          UROCOR, INC.

                                          By:       /s/ WILLIAM A. HAGSTROM

                                             -----------------------------------

                                                     William A. Hagstrom
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                          AND CHIEF
                                                      EXECUTIVE OFFICER

November 11, 1997

                                          By:       /s/ MICHAEL N. MCDONALD

                                             -----------------------------------

                                                     Michael N. McDonald
                                             VICE-PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER

November 11, 1997

                              INDEX TO EXHIBITS

Exhibit
   No.                       Description
-------                      -----------

11.1      Statement Regarding Computation of Per Share Earnings
27.1      Financial Data Schedule