Form 10-K
period 1997-12-31
UROCOR INC
filed 1998-03-30
CIK 946945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28328

                                  UROCOR, INC.

        A DELAWARE                  IRS EMPLOYER
        CORPORATION                IDENTIFICATION
                                   NO. 75-2117882

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

Aggregate market value of the voting stock (Common Stock) held by
 non-affiliates of registrant as of March 13, 1998                               $60,562,108

Number of shares of registrant's Common Stock outstanding as of March 13, 1998   10,354,216

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's proxy statement relating to the 1998 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                  DESCRIPTION

   ITEM                                                                                                         PAGE
-----------                                                                                                     -----
PART I.....................................................................................................           1
     1.      BUSINESS......................................................................................           1
     2.      PROPERTIES....................................................................................          16
     3.      LEGAL PROCEEDINGS.............................................................................          16
     4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................          16

PART II....................................................................................................          17
     5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................          17
     6.      SELECTED FINANCIAL DATA.......................................................................          19
     7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........          20
    7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.................................................................................          24
     8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................          24
     9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........          25

PART III...................................................................................................          26
    10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................          26
    11.      EXECUTIVE COMPENSATION........................................................................          26
    12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................          26
    13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................          26

PART IV....................................................................................................          27
    14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................          27

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

ITEM 1. BUSINESS

OVERVIEW

    UroCor, Inc. ("UroCor" or the "Company") provides a broad range of diagnostic services for the clinical management of certain urological cancers and complex diseases. The Company complements its diagnostic services by marketing and co-promoting therapeutic products for certain of these diseases. The Company also is developing and offering related information services intended to enhance and expand services to its clients.

    The Company has established four business groups, UroDiagnostics, UroSciences, UroTherapeutics and Disease Management Information Systems, to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases. The Company's UroDiagnostics Group provides comprehensive diagnostic services to detect major urological diseases, predict prognosis of the patient's condition, monitor the effectiveness of patient's therapy and identify recurrence of the disease. UroCor markets these services directly to urologists and managed care organizations through the Company's urology-focused sales force. The UroSciences Group develops, evaluates and applies new diagnostic products and technologies and facilitates the development and utilization of the Company's disease information resources. The UroTherapeutics Group was established to acquire marketing, co-promotion and other rights to urological pharmaceutical products for use by urologists and their patients. The Company's Disease Management Information Systems Group provides urologists and managed care organizations with access to the Company's proprietary urological disease databases, disease management models and practice support services in order to improve the diagnosis and treatment of patients.

UROLOGY MARKET

    The urology market differs from most other health care markets, primarily because of the distinctive characteristics of urological diseases and the multiple roles of the urologist. The urologist often serves as the primary diagnostician, oncologist and surgeon for the treatment of prostate cancer, bladder cancer, kidney stone disease and other complex urological diseases. Patients with prostate or bladder cancer generally require management of the disease by the urologist throughout a disease cycle ranging from three to ten years. The urologist may require sophisticated diagnostic and information services and a wide range of therapeutic products and services throughout that period. Despite the urologist's need for comprehensive services, currently, diagnostic services, therapeutic products and information resources are provided primarily by local hospitals, pathology groups, pharmaceutical companies and other entities that do not focus exclusively on urological disease.

    UroCor serves the segment of the United States urology market consisting of over 7,500 office-based urologists, including those affiliated with managed care organizations. These urologists diagnose and treat patients who generally are referred to them by other physicians for prostate cancer, bladder cancer, kidney stone disease and other complex urological diseases.

DISEASE MANAGEMENT BUSINESS

    URODIAGNOSTICS GROUP--PRODUCTS

    The UroDiagnostics Group provides comprehensive diagnostic services to office-based urologists to detect and diagnose certain major urological diseases, make a prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. The UroDiagnostics Group generated revenues of approximately $31.7 million in 1997, constituting approximately 96.3% of the Company's 1997 revenues.

    The Company emphasizes enhanced service, including the provision of a comprehensive detailed report to the referring physician after completion of each specimen analysis. The Company's relations with its clients are supported through its regional customer service representatives, who are responsible for handling inquiries from referring physicians and providing support for the Company's sales force.

    The following chart sets forth the principal products and services currently offered through the UroDiagnostics Group.

                         UROLOGICAL DIAGNOSTIC SERVICES

                       PRODUCT                                               APPLICATION
------------------------------------------------------  ------------------------------------------------------
PROSTATE CANCER
  SERUM BASED
    PSA and PSA velocity                                Helps detect and monitor disease
    Free/Total PSA*                                     Increases specificity of PSA
  TISSUE BASED
    Biopsy analysis/Sextant biopsy                      Definitive diagnosis of prostate cancer
    UroScore-Registered Trademark-                      Improves clinical staging, prognosis and treatment
                                                        selection

BLADDER CANCER
  CELLULAR BASED
    Cellular pathology and DNA analysis                 Detects and diagnoses disease
    Antibody markers                                    Detects and diagnoses disease
  SOLUBLE ANTIGEN
    Antibody markers                                    Monitors disease
  TISSUE BASED
    Pathological examination                            Provides definitive diagnosis and prognosis
    Antibody markers                                    Provides definitive diagnosis and prognosis

Microhematuria
    Urine protein chemistry analysis                    Differentiates between upper and lower tract disease
    Microscopic examination                             Differentiates between upper and lower tract disease

Kidney Stones
    Stone analysis                                      Determines stone structure and chemistry
    Serum chemistry                                     Identifies underlying disease
    24-hour soluble urine chemistry                     Assesses recurrence risk

------------------------

* Currently for "investigational use" only and generally not reimbursed by third-party payors, including Medicare.

    PROSTATE CANCER PRODUCTS. Management of prostate cancer requires the urologist to screen, detect, diagnose, prognose and treat the patient and monitor progression of the disease. UroCor has developed and markets products and services that assist the urologist in each of the diagnostic steps in this disease cycle.

    UroCor's PSA product is used to improve the urologist's ability to identify possible presence of prostate cancer to be confirmed by a biopsy and for monitoring the progress of patients being treated for this disease. The Company's Free/Total PSA product is used for the same purpose and increases the urologist's ability to differentiate prostate cancer from benign disease. UroCor currently is using the Free/ Total PSA product on a limited clinical trial basis to validate its results prior to seeking reimbursement approval from third-party payors.

    The current standard for diagnosis of the disease after the screening stage is the prostate biopsy. The Company introduced its sextant biopsy product as a tool to increase the possibility of finding small, localized tumor tissue in the prostate and to provide increased information from the specimen which can be used in more accurate prognosis of the disease. The Company's specimen collection techniques, reporting capabilities and database resources assist the urologist in identifying the location of the disease.

    After screening and diagnosis of prostate cancer, the urologist must accurately "stage" or classify the disease to determine whether the cancer has spread beyond the prostate gland. UroCor developed its UroScore-Registered Trademark- test to assist the urologist in this step. After staging the disease, the urologist and patient determine whether to treat the disease with surgery, radiation or drug therapy or simply to monitor its progress. UroCor utilizes its expertise and capabilities to provide the urologist with additional information regarding the aggressiveness of a patient's cancer. This information is enhanced by the Company's pathologists who interpret the prognostic information in conjunction with the patient's diagnostic pathology report.

    After reaching a treatment decision, the urologist can monitor the patient for evidence of recurrence or eradication of the disease by using the Company's PSA test results.

    BLADDER CANCER PRODUCTS. Some of the difficulties that the urologist faces in the diagnosis and management of bladder cancer include detecting tumors at an early stage, assessing the aggressiveness of tumors and monitoring for recurrence after treatment. UroCor's bladder cancer products provide the urologist with analysis and information capabilities in all significant aspects of the diagnosis and management of the disease. In addition, UroCor's bladder cellular analysis incorporates a multi-modality approach that the Company believes provides, compared to its competitors, increased levels of analysis and corresponding improvements in specificity and sensitivity of test results. The Company's complete bladder cancer detection program combines the information from microscopic examinations of a patient's specimen combined, when appropriate, with two different techniques, an analysis of the DNA in cell nuclei and the use of one or more specific biomarkers, to assist the pathologist assessment for the presence of cancer.

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

    The Company intends to continue its efforts to expand its client base and add additional products and services to its product lines. The Company also intends to expand its wide area network link with its client base to enhance the regular two-way communication between the Company and its customers.

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

    In addition to its focus on individual urologists and managed care organizations, the Company is concentrating its marketing efforts on identifying and marketing products to the growing number of group practices and independent practice associations forming to specialize in urology.

    UROSCIENCES GROUP

    The UroSciences Group combines access to external resources at academic centers, research institutes and other companies with the Company's internal development, assessment and applications capabilities to produce and launch new technologies and products.

    The UroSciences Group has created unique disease specific databases from the diagnostic specimens received from the Company's clients in order to enhance current services and validate new products. In addition, all tissue and cellular specimens received and reviewed by the UroDiagnostics Group are stored for future reference and test results are entered into the central client patient database. The Company currently is working with urologists to obtain additional therapy selection decisions, outcomes and claims information to add to its existing databases. The UroSciences Group also has established working relationships with leading academic centers and research institutions which provide surgical pathology specimens and pathology and clinical information on their patients to be used for collaborative research and product development. Using the Company's combined specimen repository and patient databases, UroCor's scientists evaluate new technologies or techniques under development, facilitating the rapid determination of the clinical contribution of potential new products and services.

    The primary purpose of the UroSciences Group is to develop additional diagnostic products and technologies for commercialization by the UroDiagnostics Group. Additionally, UroCor believes that some of the technologies acquired or in development in the Company's research and development programs may have applications in diagnostic products outside the scope of the UroDiagnostics Group's service business and may be applicable to therapeutics. The Company is seeking potential partners for further development of such products.

    UROTHERAPEUTICS GROUP

    The UroTherapeutics Group seeks to provide therapeutic products and services to urologists for the care of their patients. To achieve this goal, the Company attempts to identify opportunities within targeted disease states to license, distribute, acquire from others or co-market urological pharmaceuticals and related products and services used or prescribed by the urologist. The Company intends to capitalize on its growing urology customer franchise and the skills of its urology focused sales force to market these products and services to its existing and future client base. The Company plans to differentiate its product and service offerings from competitors through ancillary offerings, including on-line computerized entry, just-in-time inventory management for the urologist's office, procedure trays to accompany therapeutic interventions, data base access, reimbursement assistance, consumer direct consultation services, oncologist consultation and economic outcomes analysis.

    In October 1997, the Company entered into a co-promotion agreement with Zeneca Pharmaceuticals, Inc. ("Zeneca") pursuant to which the Company co-promotes Zolodex and Casodex, Zeneca's leading therapeutic products for the treatment of advanced prostate cancer. Under the terms of the five-year agreement, UroCor intends to utilize its sales force to market the two therapeutic products which are hormonal therapies for patients with advanced prostate cancer. Zeneca is the second largest supplier of anti-cancer therapeutic products worldwide.

    Pursuant to the Zeneca agreement, UroCor will generate revenues based on the attainment of mutually agreed upon sales goals. UroCor expects to promote the therapeutic products through its relationships with its urologist clients as well as to a broad group of urologists not currently part of the Company's client base. The Company completed an expansion of its field sales organization during the fourth quarter of 1997 in anticipation of the Zeneca co-promotion and potential future UroTherapeutics product and service offerings.

    The Company also entered into an agreement in December 1994 with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., granting the Company exclusive distribution rights in the United States for PACIS-TM- BCG, a therapeutic product for treating certain types of superficial bladder cancer. BCG is delivered directly into a patient's bladder by the urologist using a catheter, generally in an office-based procedure. The current BCG treatment procedure includes an initial series of six such doses over a six-week period, and recent studies have indicated that additional maintenance doses of BCG delivered at lengthening intervals may be effective in delaying or eliminating recurrence of bladder cancer.

    Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the United States Food and Drug Administration (the "FDA") for marketing the product in the United States. UroCor may not commence selling the product in the United States until BioChem has obtained such FDA approval. BioChem has advised the Company that it expects the final stages of the FDA review process leading to the approval of the product will be completed around mid-1998. There can be no assurance, however, that such approval will be obtained. The Company has the right to terminate the agreement if FDA approval is not obtained within a specified time period. In the event the FDA approves marketing of the BCG product in the United States, the Company's ability to maintain its exclusive distribution rights is conditioned upon meeting certain minimum sales requirements.

    In addition to the Zeneca and BioChem agreements, the Company plans to pursue the license or acquisition of other therapeutic products for distribution through its sales force. The Company has no current plans to internally develop or manufacture therapeutic products.

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

    SECURE WIDE AREA NETWORK. The Company's Disease Management Information Systems Group has developed a secure wide area network that provides enhanced two-way communication between UroCor and certain of its physician clients. Through this network, the physician clients receive advanced case reports on current diagnostic findings. The Company intends to expand the number of clients accessing this network and increase capabilities to provide clients with the ability to request a status update for any specimens currently in the processing queue, request a consultation with one of the Company's pathologists and send patient and billing information to the Company in advance of a specimen. The Company also intends to develop applications for this network that would permit its clients to access the Company's database and integrate the use of the information obtained from the database into their clinical decisions and practice management.

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

    UROLOGY SUPPORT SERVICES. Building upon existing relationships with urologists, the Company intends to offer a broad range of business management services to urologists. The Company currently provides certain business management services to selected clients through the Urology Support Services ("USS") business of the Disease Management Information Systems Group. The Company intends to expand the scope of the USS business through additional service capabilities as well as through additional clients.

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

    In the therapeutics segment of the urology market, surgery performed by the urologists as well as other therapeutic products currently compete or will compete with the Zeneca drugs being co-promoted by UroCor and the Company's anticipated BCG therapy product for bladder cancer. Several competitors, including Schering-Plough Corporation, Hoescht Marion Roussel, Inc. and TAP Pharmaceuticals, Inc., compete with the Zeneca products. In addition, two other companies, Connaught Laboratories, Inc. and Organon, Inc., already are marketing BCG products in the United States. Many major and other pharmaceuticals companies which can deploy larger sales organizations and research and development efforts than the Company compete for sales of other urological drugs. Because of its existing relationships with urologists through its UroDiagnostics Group and sales force, the Company believes that it has the ability to compete in this market.

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

GOVERNMENT REGULATION

    The health care industry in the United States is highly regulated, and the diagnostic service segment, which includes the Company's UroDiagnostics Group, is no exception. The Company's diagnostic operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA in the past has considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA requirements for the Company's in-house assays. In a recent rule, the FDA stated that in some circumstances involving in-house assays, the laboratory will be required upon effectiveness of the rule to indicate that the assay has not been cleared by the FDA. There can be no assurance that this will not have an adverse impact on reimbursement. The FDA currently regulates some of the tests and systems purchased by the Company from third parties and used in the Company's diagnostics business. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. FDA regulatory actions may have a negative impact on the Company's ability to purchase from third parties diagnostic kits that have not received FDA clearance. If the UroSciences Group should decide to market any of its diagnostic technology as test kits to be used by third parties, such test kits would require FDA approval. The Company performs extensive internal validation procedures and selected independent clinical trials on new tests and markers which it intends to market. While no assurances may be given in such regard, the Company believes that it could adjust to any reasonable changes in applicable FDA requirements without significant disruption or financial impact. In the event that any such changes are more extensive than anticipated, these changes would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA regulates the products licensed or otherwise acquired from third parties and distributed or marketed by the UroTherapeutics Group. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. If the Company should decide to develop or manufacture its own therapeutic products, such products would require FDA approval.

    The Company's business also is subject to a variety of governmental regulations at the federal, state and local levels. The Company's clinical laboratory is certified under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988 ("CLIA"), and participates in the federal Medicare program and certain state Medicaid programs. The Company also is licensed under the clinical laboratory licensure laws of Oklahoma, where the Company's clinical laboratory is located. Because the Company provides clinical testing services to patients nationwide, its laboratory also is licensed under the laws of those state or local governments which the Company is aware have clinical laboratory regulation programs applicable to out-of-state laboratories. The Company believes that it has obtained all such licenses required for its operations and is in compliance in all material respects with all such applicable regulations.

    In addition, certain regulatory authorities require participation in a proficiency testing program approved by the United States Department of Health and Human Services ("DHHS") for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory. The Company believes it is in compliance in all material respects with all regulations applicable to such testing programs.

    The federal Anti-Fraud and Abuse Amendments to the Social Security Act (the "Anti-Fraud and Abuse Amendments") proscribe the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a "federal health care program" (defined generally as "any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government") other than the federal Employees Health Benefit Program, and any state health care program, or (ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal health care program. The Anti-Fraud and Abuse Amendments contain both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of the DHHS and the United States Department of Justice. Civil sanctions may include, among others, exclusion from participation in the Medicare and state health care programs.

    There is ever-increasing scrutiny by federal and state law enforcement authorities, OIG, DHHS, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Law enforcement authorities, the courts and Congress have demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent federal court decisions and activities initiated by the OIG, and, generally, courts have taken a broad interpretation of the scope of the Anti-Fraud and Abuse Amendments. Some courts have held that the Anti-Fraud and Abuse Amendments may be violated if merely one purpose of a payment arrangement is to induce future referrals.

    Congress made sweeping changes to various health care fraud provisions in the "Health Insurance Portability and Accountability Act of 1996" ("HIPAA"). HIPAA called upon the Secretary of DHHS to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. HIPAA called for additional potential penalties and sanctions, including increased monetary penalties and the exclusion of (i) individuals with direct or indirect ownership or control interest in a sanctioned entity if the individual knows or should know of the action constituting the basis for the conviction or exclusion of the entity, and (ii) officers or managing employees of the entity. Because of such increased scrutiny and such broad interpretations, the Anti-Fraud and Abuse Amendments could limit the manner in which the Company conducts its business. Although the Company believes that it currently complies with the Anti-Fraud and Abuse Amendments, no assurance can be given regarding compliance in any particular factual situation.

    The OIG has promulgated regulations to clarify that certain investment and payment practices in the health care industry would not violate the Anti-Fraud and Abuse Amendment. There can be no assurance that any additional safe harbor regulations will be promulgated or that they will provide protection for any the of the Company's activities

    Another federal provision, the Stark self-referral and payment prohibition, generally forbids, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services", for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." A "financial relationship" under the Stark law includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. Penalties for violating the Stark law include denial of payment for any service rendered by an entity in violation of the prohibition, civil money penalties and exclusion from the Medicare and Medicaid programs. A number of states, including New York and California, have enacted similar prohibitions to the Stark law covering referrals of non-Medicare as well as Medicare business. These state laws are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Stark law and similar state provisions are very broad in scope and the agencies responsible for their investigation and prosecution have considerable discretion. Although the Company believes it has no prohibited relationships with any of its physician clients, it is unable to predict how these laws may be applied or interpreted in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could affect the Company's operations under certain circumstances.

    Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by DHHS or any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

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

THIRD-PARTY REIMBURSEMENT

    In 1995, 1996 and 1997, the Company received approximately 58%, 52% and 47%, respectively, of its revenue from services performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the services performed for Medicare beneficiaries, the Company must accept reimbursement from Medicare as payment in full, subject to applicable co-payments and deductibles. From time to time, federal budget legislation has instituted changes in Medicare's fee schedule relating to reimbursement for laboratory services which constitute a significant portion of the services furnished by the Company. Each such change lowered Medicare reimbursement schedules for such services. Other legislative proposals have been made which, if enacted, could have an adverse effect on reimbursement of laboratory services. In addition, a significant portion of the services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services which are reimbursed by Medicare based on a methodology known as resource-based relative value scale ("RBRVS"). In 1997, Congress revised the RBRVS system and changed the manner in which fees are updated. This change and any future changes to the RBRVS system could have an adverse effect on the Company's Medicare reimbursement for physician pathology services.

    Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some third-party payors, but have not been established for all services or by all insurance carriers with respect to any particular service. Although substantially all of the Company's routine, non-investigational services receive reimbursement at various rates or on a case-by-case basis, some of the services that the Company may provide in the future may not be approved by Medicare or some other third-party payors and reimbursement rates on such services cannot be predicted. The Company cannot collect from Medicare or any other third-party payor for services not approved by them for reimbursement. Approval by Medicare or other federal agencies does not assure approval by other third-party payors. Most third-party payors, including Medicare, do not reimburse for services that they determine to be experimental, "investigational use" or otherwise not reasonable and necessary for diagnosis or treatment. A formal coverage determination is made, however, with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. Medicare may retroactively audit and review its prior payments to the Company, and may determine that certain of those payments must be returned. The Medicare carrier also may impose prepayment review on some or all claims for payment before reimbursing the Company. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates and carrier limitations on the coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's results of operations and financial condition.

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

EMPLOYEES

    At December 31, 1997, the Company had 318 full-time and 30 part-time employees, of which 116 were employed in diagnostic services operations and support, 123 in sales and marketing, 20 in scientific research and development, 37 in information systems operations and development and 52 in general and administrative. At December 31, 1997, the Company employed, full time, 12 persons with M.D. degrees and 7 persons with Ph.D. degrees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "--Risk Factors" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY. SEE ALSO "--SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS".

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company is also planning to offer additional therapeutic products and information and business management services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage expansion into and operation of therapeutics, business management or information services businesses.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that the Free/ Total PSA assay currently provided by the Company or any other products under development will be approved for reimbursement by Medicare or other third-party payors. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the RBRVS system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reform initiatives, the Company is unable to predict the effects of any such changes on the Company.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. In recent years, the Company's Medicare intermediary and certain other third-party payors have increased the amount of time between their receipt of claims for reimbursement and payment to the Company as well as significantly increased the documentation and information requirements, further complicating the billing process. At December 31, 1997, the Company's average days sales in receivables was approximately 142, compared to 97 at December 31, 1996. Such changes have resulted in the Company's accounts receivable increasing at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. There can be no assurance that these payors will not further modify their payment practices and impose other requirements, which could have a material adverse affect on the Company's financial condition and results of operations. In addition, as a result of the increase in accounts receivable, the Company's allowance for doubtful accounts has increased. The Company recently increased its reserve for doubtful accounts to a level it believes to be adequate; there can be no assurance that the Company will not be required to provide additional reserves, which could have an adverse affect on the Company's results of operations.

    DEPENDENCE ON CERTAIN PRODUCT LINES. A significant portion of the Company's revenue has been, and is expected to continue to be, dependent upon the Company's prostate tissue analysis and bladder cellular analysis product lines. Any negative event related to these product lines, such as increased competition, pricing pressures and clinical or technological obsolescence, would have a material and adverse effect on the Company's financial condition and results of operations.

    NO ASSURANCE OF SUCCESSFUL ACQUISITION OF RIGHTS FOR THERAPEUTIC
PRODUCTS. Through its UroTherapeutics Group, the Company is developing a therapeutic products business. The Company currently has acquired distribution or co-promotion rights for three therapeutic products. The Company has recently begun to co-market two of the therapeutic products, and there can be no assurance that the Company's efforts will be successful. There can also be no assurance that the Company will be successful in negotiating any additional distribution or other agreements related to therapeutic products in the future.

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with BioChem, for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

    UNCERTAINTIES RELATED TO INVESTMENTS IN DISEASE MANAGEMENT INFORMATION SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce in the future related to the clinical management of urologists' patients and the business management of their practices. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in one disease state. Further development and delivery of these new services will require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    RISKS RELATED TO UROLOGY SUPPORT SERVICES. The Company currently provides limited business management services, primarily accounts receivable management, to selected urologist clients, through the USS business of the Disease Management Information Services Group. The Company intends to expand the scope of the USS business through additional service capabilities as well as through additional clients. The Company is making capital investments and incurring other expenses to develop its infrastructure and systems for USS. In addition, there are a number of factors outside the Company's control which may delay or hinder the expansion of USS's operations, including acceptance of the Company's services by physicians. To the extent USS's operations do not expand as planned or the Company does not realize revenues sufficient to offset such increased expenses, the Company's operating margins will be adversely affected and USS may experience delays in attaining profitability or may never become financially viable. Certain companies, some of which have longer operating histories and greater financial resources than those of the Company, are providing services similar to those that USS is providing or pursuing. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the markets or that such competition will not make it more difficult to expand on terms beneficial to the Company.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASE. A key component of the Company's disease management strategy is the development of disease specific and general urology disease information databases from the diagnostic specimens received by the UroDiagnostics Group and other relevant data being collected from urologists and others. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is being proposed continually at both the state and federal levels. For example, the HIPAA requires the Secretary of the DHHS to recommend legislation or to promulgate regulations governing privacy standards for individually identifiable health information. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its databases and related services. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its databases. In addition to state and federal regulation, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its databases.

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

    The FDA regulates products licensed or otherwise acquired from third parties and distributed or marketed by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of such third parties to address their FDA regulatory issues is outside the Company's control. There can be no assurance that the failure of such third parties to address their FDA regulatory matters adequately will not have a material adverse effect on the Company's results of operations and financial condition.

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

    YEAR 2000 RISKS. Although the Company does not expect to incur significant expenditures to address year 2000 issues, there can be no assurance that this will be the case. Additionally, the ability of third parties with whom the Company transacts business to address their year 2000 issues adequately is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to address their respective year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2.  PROPERTIES

    The Company leases approximately 59,000 square feet of administration, sales and marketing, operations and research and development space in Oklahoma City, Oklahoma. The Company's initial lease term expires in June 2005 and may be extended at the Company's option for an additional five years. The Company has rights of first refusal to lease additional space in the rest of the 110,000 square foot building as well as a purchase option on the building. The Company's monthly rental obligation for its facilities currently is approximately $48,000. The Company believes that its leased facilities are adequate for its current needs and that suitable, additional space will be available on acceptable terms for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    MARKET FOR THE COMMON STOCK

    The Company's Common Stock is listed on the Nasdaq National Market under the symbol "UCOR". The table below sets forth the high and low sales prices of the Common Stock for the second, third and fourth quarters of 1996, each quarter of 1997 and the first quarter of 1998 through March 13, 1998, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions. Prior to the Company's initial public offering of Common Stock in May 1996, there was no market for the Common Stock.

                                   1996                1997                   1998
                                PRICE RANGE         PRICE RANGE            PRICE RANGE
                               -------------    -------------------    -------------------
                               HIGH    LOW       HIGH        LOW        HIGH        LOW
                               ---   -------    -------    --------    -------    --------
First Quarter(1).............. --     --         11 1/2      7 7/8       7 3/4      5 11/16
Second Quarter(2)............. 18     10 1/4     10 1/4      6 1/2      --         --
Third Quarter................. 16      8 1/4      9 5/8      5 1/2      --         --
Fourth Quarter................ 14      8 1/4     10 7/8      5 3/16     --         --

------------------------

(1) Through March 13, 1998.

(2) From May 17, 1996 through June 30, 1996. The initial public offering price was $11.00 per share.

    As of March 13, 1998, the last sales price per share of the Common Stock, as reported by The Nasdaq Stock Market, was $7.00.

    As of March 13, 1998, the Company's 10,354,216 shares of Common Stock outstanding were held by 112 stockholders of record.

    DIVIDEND POLICY

    UroCor has not paid a cash dividend to its holders of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

    RECENT SALES OF UNREGISTERED SECURITIES

    During 1997, the Company issued a total of 131,361 shares of Common Stock for an aggregate consideration of $517,851 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. None of the foregoing transactions involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

    USE OF PROCEEDS

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which the following information regarding use of proceeds is being disclosed was May 16, 1996, and the Securities and Exchange Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through December 31, 1997, the following table identifies the purposes and amounts of the net proceeds from the offering paid directly or indirectly to others:

Construction of plant, building and facilities.........................  $   --
Purchase and installation of machinery and equipment...................   3,639,352
Purchases of real estate...............................................      --
Acquisition of other business(es)......................................      --
Repayment of indebtedness..............................................   1,861,438
Working capital........................................................   3,641,287

Temporary investments:
  Short-term commercial paper..........................................  14,891,057
  Long-term corporate and treasury notes...............................   2,012,656
  Cash equivalents.....................................................      --

Other purposes:
  Development and expansion of diagnostic product line.................   3,932,787
  Development of information products and services and urological
    disease databases..................................................   2,424,486
  Development of therapeutic product line..............................     612,916
  Development and expansion of clinical and research laboratories and
    laboratory information system......................................   1,533,880

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or other affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 1997, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                         1993        1994         1995         1996       1997
                                                      ----------  ----------  ------------  ----------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue...........................................  $    9,348  $   14,531   $   19,758   $   26,522  $  32,952
Operating expenses:
  Direct cost of services and products..............       3,893       5,891        7,354        9,966     12,574
  Selling, general and administrative expenses......       6,308       8,765        9,423       12,735     16,822
  Research and development..........................       1,252       1,969        2,267        2,448      2,225
                                                      ----------  ----------  ------------  ----------  ---------
    Total operating expenses........................      11,453      16,625       19,044       25,149     31,621
                                                      ----------  ----------  ------------  ----------  ---------
  Income (loss) from operations.....................      (2,105)     (2,094)         714        1,373      1,331
                                                      ----------  ----------  ------------  ----------  ---------
Other income (expense)..............................         (63)       (203)        (181)         990      1,484
                                                      ----------  ----------  ------------  ----------  ---------
Income (loss) before income taxes...................      (2,168)     (2,297)         533        2,363      2,815
                                                      ----------  ----------  ------------  ----------  ---------
Income tax benefit..................................      --          --           --           --          1,437
                                                      ----------  ----------  ------------  ----------  ---------
Net income (loss)...................................  $   (2,168) $   (2,297)  $      533   $    2,363  $   4,252
                                                      ----------  ----------  ------------  ----------  ---------
                                                      ----------  ----------  ------------  ----------  ---------
Basic net income (loss) per common share(1).........  $     (.48) $     (.43)  $      .09   $      .27  $     .42
                                                      ----------  ----------  ------------  ----------  ---------
                                                      ----------  ----------  ------------  ----------  ---------
Weighted average common and common equivalent shares
  outstanding(1)....................................       4,505       5,376        6,156        8,731     10,203
                                                      ----------  ----------  ------------  ----------  ---------
                                                      ----------  ----------  ------------  ----------  ---------
Diluted net income (loss) per common share(1).......  $     (.47) $     (.40)  $      .08   $      .24  $     .38
                                                      ----------  ----------  ------------  ----------  ---------
                                                      ----------  ----------  ------------  ----------  ---------
Weighted average common and common equivalent shares
  outstanding--assuming dilution(1).................       4,612       5,680        6,761        9,832     11,053
                                                      ----------  ----------  ------------  ----------  ---------
                                                      ----------  ----------  ------------  ----------  ---------


                                                                            AT DECEMBER 31,
                                                      -----------------------------------------------------------
                                                         1993        1994         1995         1996       1997
                                                      ----------  ----------  ------------  ----------  ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable investments.....................  $    1,193  $    1,823   $    3,125   $   33,475  $  25,606
Working capital.....................................       1,618       2,911        5,904       34,910     37,389
Total assets........................................       5,017       7,946       12,494       50,270     54,452
Long-term debt......................................       1,009       2,063        1,666          659        218
Accumulated deficit.................................     (12,590)    (14,887)     (14,355)     (11,991)    (7,739)
Total stockholders' equity..........................       1,367       3,869        8,425       45,687     50,755

------------------------

(1) Computed on the basis described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business-- Special Note Regarding Forward-Looking Statements".

OVERVIEW

    UroCor provides a broad range of diagnostic services for the clinical management of certain urological cancers and complex diseases. The Company complements its diagnostic services by marketing and co-promoting therapeutic products for certain of these diseases. The Company also is developing and offering related information services intended to enhance and expand services to its clients. The Company has established four business groups, UroDiagnostics, UroSciences, UroTherapeutics and Disease Management Information Systems, to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases.

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the year ended December 31, 1997, approximately 47%, 38%, 10% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    In 1997, the Company acquired co-promotion rights to two therapeutic products and began marketing these products to urologists. The Company also has distribution rights for another therapeutic product, currently under review for marketing approval by the FDA.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1995       1996       1997
                                                                          ---------  ---------  ---------
Revenue.................................................................      100.0%     100.0%     100.0%
Operating expenses:
  Direct cost of services and products..................................       37.2       37.6       38.2
  Selling, general and administrative expenses..........................       47.7       48.0       51.0
  Research and development..............................................       11.5        9.2        6.8
                                                                          ---------  ---------  ---------
    Total operating expenses............................................       96.4       94.8       96.0
                                                                          ---------  ---------  ---------
Income from operations..................................................        3.6        5.2        4.0
Other income (expense)..................................................       (0.9)       3.7        4.5
                                                                          ---------  ---------  ---------
Income before income taxes..............................................        2.7        8.9        8.5
Income taxes............................................................     --         --            4.4
                                                                          ---------  ---------  ---------
Net income..............................................................        2.7%       8.9%      12.9%
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUE. Revenue increased 24.2%, from approximately $26.5 million in 1996 to approximately $33.0 million in 1997. This increase was due primarily to a 27.0% increase in case volume attributable to expansion of the Company's client base from 1,895 to 2,150 urologists in December 1996 and 1997, respectively, increased utilization of the Company's diagnostic products and services by existing clients and increased utilization of the Company's kidney stone product line. Case volume increased at a higher rate than revenue primarily due to the continued expansion of the kidney stone product line introduced in 1996 and an increase in serum based tests, each of which generally has lower average selling prices than those of most of the Company's other products.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 26.2%, from approximately $10.0 million in 1996 to approximately $12.6 million in 1997. This increase was due principally to higher personnel costs and supply and distribution costs, resulting primarily from increased case volume and service enhancement initiatives. As a percentage of revenue, direct expenses increased to 38.2% for 1997 compared to 37.6% in 1996. This increase was due principally to continued growth of the Company's kidney stone and serum based tests, each of which has lower profit margins than most of the Company's other products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 32.1%, from approximately $12.7 million in 1996 to approximately $16.8 million in 1997. This increase was due principally to higher personnel costs related to expansion of marketing, sales staff and management information services personnel, increased provision for doubtful accounts due principally to higher revenues and increased accounts receivable and expanded investor relations activities. In the fourth quarter of 1997, the Company increased the provision for doubtful accounts by an additional $600,000 charge beyond the normal level of provision. As a percentage of revenue, selling, general and administrative expenses increased to 51.0% for 1997 compared to 48.0% in 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 9.1%, from approximately $2.4 million in 1996 to approximately $2.2 million in 1997. This decrease was due primarily to timing of completed external research activities. As a percentage of revenue, research and development expenses decreased to 6.8% for 1997 compared to 9.2% in 1996.

    OTHER INCOME (EXPENSE). Interest income increased from approximately $1.2 million in 1996 to approximately $1.6 million in 1997 due principally to the increase in cash, cash equivalents, and investments resulting from a full year of proceeds of the Company's initial public offering of Common Stock in May 1996. Interest expense decreased 30.9%, from approximately $226,000 in 1996 to approximately $156,000 in 1997, due primarily to a decrease in obligations under capitalized leases and the repayment of the Company's bank credit facility, which the Company did not renew upon its expiration in February 1997. The Company had no borrowings under the facility during 1997, but had borrowings thereunder during 1996.

    INCOME TAXES. Income tax benefits of $1.4 million for 1997 reflected a one-time benefit to record the future tax benefits of loss carryforwards and other deferred tax items. Earnings in future periods will include Federal and state income tax provisions, currently estimated at 38% of pretax income.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    REVENUE. Revenue increased 34.2%, from approximately $19.8 million in 1995 to approximately $26.5 million in 1996. This increase was due primarily to a 71.2% increase in case volume attributable to expansion of the Company's client base from 1,320 to 1,895 urologists in December 1995 and 1996, respectively, increased utilization of the Company's diagnostic products and services by existing clients, and the introduction of the Company's new kidney stone product line in February 1996. Case volume increased at a higher rate than revenue primarily due to the shift in product and price mix resulting from the introduction of the kidney stone product line and an increase in serum based tests, each of which generally have lower average selling prices than those of most of the Company's other services.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 35.5%, from approximately $7.4 million in 1995 to approximately $10.0 million in 1996. This increase was due principally to higher personnel, supply and shipping costs resulting from increased case volume. As a percentage of revenue, direct expenses increased to 37.6% for 1996 compared to 37.2% in 1995. This increase was due principally to the introduction of the Company's new kidney stone product line in early 1996 and an increase in serum based tests, each of which have lower profit margins than most of the Company's other services.

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

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 8.0%, from approximately $2.3 million in 1995 to approximately $2.4 million in 1996. This increase was due principally to increased internal research laboratory personnel costs, offset by a decrease in costs associated with certain external collaborative research projects completed in 1996 that were sponsored and funded by the Company. As a percentage of revenue, research and development expenses were 9.2% for 1996 compared to 11.5% in 1995.

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

QUARTERLY RESULTS OF OPERATIONS

    The following table presents the Company's results of operations for the last 12 calendar quarters. This data is unaudited and includes, in the opinion of the Company's management, all adjustments necessary to present fairly the data in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

    The Company's quarterly operating results are affected by a wide variety of factors, many of which are outside the Company's control, that could materially and adversely affect revenue, operating expenses and income. These factors include the volume and timing of cases received, seasonality related to the timing of patient visits to the urologist's office as affected by weather and insurance deductible status, competitive pricing pressures, availability and cost of diagnostic supplies, availability and cost of logistic services, changes in the mix of products sold, the complexity of accounts receivable collection, the timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the Company's sales force and timing of payments from Medicare and other third-party payors.

    The Company's results of operations for the fourth quarter of 1997 include a $1.4 million income tax benefit and a charge of $600,000 to increase the allowance for doubtful accounts.

                                                                       DOLLARS IN THOUSANDS
                                      --------------------------------------------------------------------------------------
                                                         1995                                        1996
                                      ------------------------------------------  ------------------------------------------
                                         Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenue.............................  $   4,619  $   4,824  $   4,784  $   5,531  $   5,908  $   6,449  $   6,476  $   7,689
Operating Expenses:
Direct costs of services and
  products..........................      1,658      1,749      1,849      2,098      2,138      2,390      2,576      2,861
Selling, general and administrative
  expenses..........................      2,255      2,342      2,276      2,550      2,862      3,104      3,159      3,611
Research and development............        558        540        540        629        644        649        540        615
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations..............        148        193        119        254        264        306        201        602
Other income (expense)..............        (56)       (63)       (40)       (22)       (33)       161        434        428
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes..........         92        130         79        232        231        467        635      1,030
Income tax benefit..................     --         --         --         --         --         --         --         --
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income..........................  $      92  $     130  $      79  $     232  $     231  $     467  $     635  $   1,030
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                         1997
                                      ------------------------------------------
                                         Q1         Q2         Q3         Q4
                                      ---------  ---------  ---------  ---------
Revenue.............................  $   8,079  $   7,795  $   7,786  $   9,293
Operating Expenses:
Direct costs of services and
  products..........................      2,981      2,924      3,171      3,499
Selling, general and administrative
  expenses..........................      3,690      3,991      3,953      5,188
Research and development............        610        611        498        506
                                      ---------  ---------  ---------  ---------
Income from operations..............        798        269        164        100
Other income (expense)..............        403        371        358        352
                                      ---------  ---------  ---------  ---------
Income before income taxes..........      1,201        640        522        452
Income tax benefit..................     --         --         --          1,437
                                      ---------  ---------  ---------  ---------
Net income..........................  $   1,201  $     640  $     522  $   1,889
                                      ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash and cash equivalents of approximately $6.9 million, short-term marketable investments of $16.7 million and long-term marketable investments of approximately $2.0 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years. As of December 31, 1997, the Company's working capital was approximately $37.4 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $13.5 million at December 31, 1997, an increase of approximately $5.3 million from December 31, 1996 or 65.4%. At December 31, 1997, the Company's average number of days sales in receivables was approximately 142 compared to approximately 97 at December 31, 1996. During 1996 and 1997, the Company's Medicare intermediary and certain other third-party payors continued a general trend of increasing the time between receipt of claims for reimbursement and payment to the Company. The increase in accounts receivable for 1997 was due primarily to payor delays caused by systems changes enacted by several of the Company's larger payors as well as additional documentation requirements imposed by Medicare and other third party payors which further complicated the billing process. The Company is working with these payors and its physician clients to resolve billing and payment systems, documentation and related processing issues. In an effort to reduce its average number of days sales in receivables, the Company has implemented staffing, systems and process changes and is undertaking additional initiatives intended to improve the results of its claims and collections efforts.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance compared to historical trends. The Company maintains what it believes to be an adequate level of an allowance for doubtful accounts through charges to operations which are included in selling, general and administrative expenses. In the fourth quarter of 1997, such charges included an additional $600,000 provision to increase the allowance for doubtful accounts beyond the normal level of such provisions.

    Operating activities used net cash of approximately $1.8 million in 1997, provided net cash of approximately $480,000 in 1996 and used net cash of approximately $533,000 in 1995. The net cash used by operating activities in 1997 was primarily the result of net income of approximately $4.3 million and depreciation and amortization of approximately $1.6 million offset in part by an approximately $5.4 million increase in accounts receivable, an approximately $1.7 million benefit from deferred income taxes and an approximately $560,000 decrease in accrued compensation. The deferred tax benefit was the result of a decrease in the valuation allowance related to net deferred tax assets due to utilization of part of the net operating loss carryforward by the Company's 1997 operations and due to management's reassessment of the Company's ability to realize its remaining net deferred tax asset based upon its history of operating results for 1996 and 1997 and projected operating results for 1998. Accrued compensation decreased because the Company did not accrue a management bonus for 1997 and did accrue a bonus for 1996.

    Net cash used by investing activities for 1997 was approximately $7.1 million and consisted primarily of capital expenditures of approximately $5.8 and purchases of short-term investments of approximately $3.0 million, offset by maturities of long-term investments of approximately $2.0 million. Net cash provided by financing activities was approximately $18,000 for 1997, consisting primarily of exercises of stock warrants of approximately $518,000 and stock options of approximately $124,000, offset by principal payments under capital leases and other indebtedness of approximately $623,000.

    The Company's capital expenditures of approximately $5.8 million in 1997 were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $1.1 million related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

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

    The Company paid current income taxes of approximately $350,000 during 1997. At December 31, 1997, the Company estimated net operating loss carryforwards of approximately $3.0 million were available to reduce future taxable income after considering certain annual limitations.

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

    The Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the year 2000. The Company expects that any additional costs related to ensuring such systems and applications are year 2000 compliant will not be material to its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-16 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 22, 1998 under the caption "Election of Directors" and "Executive Officers and Compensation", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 22, 1998 under the caption "Executive Officers and Compensation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 22, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 22, 1998 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)        DOCUMENTS INCLUDED IN THIS REPORT:
           1.  FINANCIAL STATEMENTS                                                               PAGE
                                                                                             ---------

           Index to Financial Statements...................................................        F-1

           Report of Independent Public Accountants........................................        F-2

           Balance Sheets as of December 31, 1996 and 1997.................................        F-3

           Statements of Operations for the years ended December 31, 1995, 1996 and 1997...        F-4

           Statements of Stockholders' Equity for the years ended December 31, 1995, 1996
           and 1997........................................................................        F-5

           Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...        F-6

           Notes to Financial Statements...................................................        F-7

           2. FINANCIAL STATEMENT SCHEDULES

           Report of Independent Public Accountants........................................        S-1

           Schedule II--Valuation and Qualifying Accounts..................................        S-2

(B)        REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

  10.1+    The UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan (incorporated by reference to the
             Registrant's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on
             August 11, 1997).

  10.2     Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc.
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

  10.3     Amendment No. 1 to the Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and
             UroCor, Inc. (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended
             June 30, 1997, filed with the Commission on August 11, 1997).

  10.4+    Employment Agreement dated January 1, 1990, between William A. Hagstrom and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  10.5+    Employment Agreement dated April 23, 1990, between Mark Dimitroff and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.6+    Employment Agreement dated September 4, 1990, between Robert Veltri and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.7+    Employment Agreement dated June 1, 1992, between Socrates Choumbakos and UroCor, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
             Commission on April 3, 1996).

  10.8+    Employment Agreement dated April 5, 1996, between Kathryn L.W. Ingerly and Urocor, Inc. (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on May 10, 1996).

  10.9+    Form of Indemnification Agreement between UroCor, Inc. and each of the individuals named in Schedule
             10.9 thereto (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg.
             No. 333-3182), filed with the Commission on April 3, 1996).

  10.10+*  1997 Management Incentive Compensation Plan.

  10.11    Registration Rights Agreement dated June 2, 1995, among UroCor, Inc. and the stockholders named therein
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

  10.12    Master Equipment Lease dated May 17, 1995, between Financing for Science International, Inc. and
             UroCor, Inc., and Commitment Letter dated March 18, 1996, between Financing for Science
             International, Inc. and UroCor, Inc. (incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

 EXHIBIT
   NO.     DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
  10.13    Master Lease Agreement dated June 26, 1993, between Linc Capital Management Services, Ltd. and
             CytoDiagnostics, Inc., as amended by Addendum No. 001 to Master Lease Agreement dated June 26, 1993 between Linc Capital management Services, Ltd. and CytoDiagnostics, Inc., Addendum No. 002 to Master
             Lease Agreement dated July 19, 1993, between Linc Capital Management Services, Ltd. and
             CytoDiagnostics, Inc., Addendum No. 003 to Master Lease Agreement dated October 8, 1993, between Linc
             Capital Management Services, Ltd. and CytoDiagnostics, Inc., and Addendum No. 004 to Master Lease
             Agreement dated December 22, 1994, between Linc Capital Management Services, Ltd. and UroCor, Inc.
             (incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No.
             333-3182), filed with the Commission on April 3, 1996).

  10.14+   The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the
             Registrant's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on
             August 11, 1997).

  10.15*   Promissory note between Michael N. McDonald and UroCor, Inc., dated December 11, 1997.

  10.16*   Promissory note between Lou Rye Carmichael and UroCor, Inc., dated June 30, 1997.

  23.1*    Consent of Arthur Andersen LLP.

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................................        F-2

Balance Sheets as of December 31, 1996 and 1997.......................................        F-3

Statements of Operations for the years ended December 31, 1995, 1996 and 1997.........        F-4

Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and
  1997................................................................................        F-5

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.........        F-6

Notes to Financial Statements.........................................................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
UroCor, Inc.:

    We have audited the accompanying balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroCor, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
January 28, 1998

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1996           1997
                                                                                    --------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $   15,796,070  $   6,896,033
  Short-term marketable investments...............................................      12,968,163     16,697,067
  Accounts receivable, net of allowance for doubtful accounts of $1,123,562 in
    1996 and $2,619,485 in 1997...................................................       8,188,715     13,541,416
  Prepaid expenses................................................................         666,662        988,659
  Laboratory supplies, at average cost............................................         683,408        497,639
  Deferred tax asset, net.........................................................          80,000      1,470,781
  Other current assets............................................................         450,796        776,699
                                                                                    --------------  -------------
    Total current assets..........................................................      38,833,814     40,868,294
                                                                                    --------------  -------------
LONG-TERM MARKETABLE INVESTMENTS..................................................       4,710,858      2,012,656
PROPERTY AND EQUIPMENT, net.......................................................       4,745,662      9,010,582
NON-CURRENT DEFERRED TAX ASSET, net...............................................        --              358,684
INTANGIBLE AND OTHER ASSETS, net..................................................       1,979,575      2,201,903
                                                                                    --------------  -------------
    Total assets..................................................................  $   50,269,909  $  54,452,119
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................  $    1,960,446  $   2,263,645
  Accrued compensation............................................................       1,225,976        665,817
  Current installments of obligations under capital leases........................         623,446        441,435
  Other accrued liabilities.......................................................         114,352        108,421
                                                                                    --------------  -------------
    Total current liabilities.....................................................       3,924,220      3,479,318
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.....................         659,131        217,697
                                                                                    --------------  -------------
    Total liabilities.............................................................       4,583,351      3,697,015
                                                                                    --------------  -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at
    December 31, 1996 and 1997; issued in series; no shares outstanding at
    December 31, 1996 and 1997....................................................        --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1996 and 1997; 10,101,307 shares issued and outstanding at December 31, 1996 and
    10,345,616 shares issued and outstanding at December 31, 1997.................         101,013        103,456
  Additional paid-in capital......................................................      57,576,724     58,390,646
  Accumulated deficit.............................................................     (11,991,179)    (7,738,998)
                                                                                    --------------  -------------
    Total stockholders' equity....................................................      45,686,558     50,755,104
                                                                                    --------------  -------------
    Total liabilities and stockholders' equity....................................  $   50,269,909  $  54,452,119
                                                                                    --------------  -------------
                                                                                    --------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
REVENUE.............................................................  $  19,758,170  $  26,522,205  $  32,951,514
OPERATING EXPENSES:
  Direct cost of services and products..............................      7,353,676      9,965,639     12,574,164
  Selling, general and administrative expenses......................      9,423,216     12,735,294     16,821,240
  Research and development..........................................      2,267,102      2,447,501      2,225,162
                                                                      -------------  -------------  -------------
    Total operating expenses........................................     19,043,994     25,148,434     31,620,566
                                                                      -------------  -------------  -------------
INCOME FROM OPERATIONS..............................................        714,176      1,373,771      1,330,948
OTHER INCOME (EXPENSE):
  Interest income...................................................        108,983      1,215,144      1,640,003
  Interest expense..................................................       (290,473)      (225,531)      (155,942)
                                                                      -------------  -------------  -------------
    Total other income (expense)....................................       (181,490)       989,613      1,484,061
                                                                      -------------  -------------  -------------
Income before income taxes..........................................        532,686      2,363,384      2,815,009
Income tax benefit..................................................       --             --            1,437,172
                                                                      -------------  -------------  -------------
NET INCOME..........................................................  $     532,686  $   2,363,384  $   4,252,181
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share.......................................  $         .09  $         .27  $         .42
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted Average Common and Common Equivalent Shares
    Outstanding.....................................................      6,156,145      8,731,369     10,203,081
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted:
  Net Income Per Common Share--Assuming Dilution....................  $         .08  $         .24  $         .38
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted Average Common and Common Equivalent Shares
    Outstanding--Assuming Dilution..................................      6,761,457      9,831,546     11,052,540
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         CONVERTIBLE PREFERRED
                                         ----------------------
                                         STOCK-ISSUED IN SERIES                                                   COMMON
                                                                     CLASS A STOCK           CLASS B STOCK         STOCK
                                         ----------------------  ----------------------  ----------------------  ---------
                                          SHARES     PAR VALUE    SHARES     PAR VALUE    SHARES     PAR VALUE    SHARES
                                         ---------  -----------  ---------  -----------  ---------  -----------  ---------
BALANCE AT DECEMBER 31, 1994...........  4,883,075   $  48,831     513,093   $   5,131      66,666   $     667      --
Stock issuance--Series E/EG............    823,320       8,233      --          --          --          --          --
  Exercise of stock options............     --          --          --          --          --          --          69,188
Net income.............................     --          --          --          --          --          --          --
                                         ---------  -----------  ---------  -----------  ---------       -----   ---------
BALANCE AT DECEMBER 31, 1995...........  5,706,395   $  57,064     513,093   $   5,131      66,666   $     667      69,188
Stock issuance--Conversion of
  Preferred, Class A, and Class B......  (5,706,395)    (57,064)  (513,093)     (5,131)    (66,666)       (667)  6,482,360
  Initial Public Offering..............     --          --          --          --          --          --       3,450,000
  Exercise of warrants.................     --          --          --          --          --          --          63,059
  Exercise of stock options............     --          --          --          --          --          --          36,700
Stock Option--Compensation Expense.....     --          --          --          --          --          --          --
Net income.............................     --          --          --          --          --          --          --
                                         ---------  -----------  ---------  -----------  ---------       -----   ---------
BALANCE AT DECEMBER 31, 1996...........     --       $  --          --       $  --          --       $  --       10,101,307
Stock Issuance--Exercise of warrants...     --          --          --          --          --          --         131,361
Exercise of stock options..............     --          --          --          --          --          --         112,948
Stock Option--Compensation Expense.....     --          --          --          --          --          --          --
Net income.............................     --          --          --          --          --          --          --
                                         ---------  -----------  ---------  -----------  ---------       -----   ---------
BALANCE AT DECEMBER 31, 1997...........     --       $  --          --       $  --          --       $  --       10,345,616
                                         ---------  -----------  ---------  -----------  ---------       -----   ---------
                                         ---------  -----------  ---------  -----------  ---------       -----   ---------


                                                      ADDITIONAL                   TOTAL
                                                       PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                          PAR VALUE    CAPITAL      DEFICIT        EQUITY
                                         -----------  ----------  ------------  ------------
BALANCE AT DECEMBER 31, 1994...........   $  --       $18,701,314 ($14,887,249)  $3,868,694
Stock issuance--Series E/EG............      --        3,989,567       --         3,997,800
  Exercise of stock options............         692       25,124       --            25,816
Net income.............................      --           --          532,686       532,686
                                         -----------  ----------  ------------  ------------
BALANCE AT DECEMBER 31, 1995...........   $     692   $22,716,005 ($14,354,563)  $8,424,996
Stock issuance--Conversion of
  Preferred, Class A, and Class B......      64,824       (1,962)      --            --
  Initial Public Offering..............      34,500   34,515,359       --        34,549,859
  Exercise of warrants.................         630      181,903       --           182,533
  Exercise of stock options............         367       35,812       --            36,179
Stock Option--Compensation Expense.....      --          129,607       --           129,607
Net income.............................      --           --        2,363,384     2,363,384
                                         -----------  ----------  ------------  ------------
BALANCE AT DECEMBER 31, 1996...........   $ 101,013   $57,576,724 ($11,991,179)  $45,686,558
Stock Issuance--Exercise of warrants...       1,314      516,537       --           517,851
Exercise of stock options..............       1,129      122,437       --           123,566
Stock Option--Compensation Expense.....      --          174,948       --           174,948
Net income.............................      --           --        4,252,181     4,252,181
                                         -----------  ----------  ------------  ------------
BALANCE AT DECEMBER 31, 1997...........   $ 103,456   $58,390,646  $(7,738,998)  $50,755,104
                                         -----------  ----------  ------------  ------------
                                         -----------  ----------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $    532,686  $  2,363,384  $  4,252,181
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
  Depreciation and amortization.......................................       875,557     1,115,994     1,597,002
  Benefit from deferred income taxes..................................       --            --         (1,749,465)
  Stock option compensation expense...................................       --            129,607       174,948
  Other...............................................................         4,480           711       --
  Changes in current assets and liabilities:
    Increase in accounts receivable...................................    (1,944,991)   (3,783,615)   (5,352,701)
    Increase in prepaid expense.......................................      (142,600)     (245,014)     (321,997)
    Decrease (increase) in laboratory supplies........................        89,188      (449,263)      185,769
    Increase in other current assets..................................       (79,901)     (410,934)     (325,903)
    Increase in accounts payable......................................       101,249     1,406,957       303,199
    (Decrease) increase in accrued compensation.......................       188,776       352,386      (560,159)
    Decrease in other accrued liabilities.............................      (157,548)         (516)       (5,931)
                                                                        ------------  ------------  ------------
      Net cash (used in) provided by operating activities.............      (532,775)      479,697    (1,803,057)
                                                                        ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term marketable investments, net of maturities...       --         (5,975,500)   (2,999,483)
  Purchases of long-term marketable investments, net of maturities....       --        (11,703,521)    1,968,781
  Capital expenditures................................................    (1,362,599)   (3,414,678)   (5,814,064)
  Proceeds from capital leases........................................       845,238       385,511       --
  Intangible and other assets.........................................      (692,973)     (242,278)     (270,186)
                                                                        ------------  ------------  ------------
    Net cash used in investing activities.............................    (1,210,334)  (20,950,466)   (7,114,952)
                                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances...................................     3,997,800    34,549,859       --
  Proceeds from exercise of stock options.............................        25,816        36,179       123,566
  Proceeds from exercise of warrants..................................       --            182,533       517,851
  Principal payments under capital lease obligations and other
    indebtedness......................................................      (678,135)     (927,028)     (623,445)
  Proceeds from line of credit........................................     1,200,000       600,000       --
  Payments on line of credit..........................................    (1,500,000)   (1,300,000)      --
                                                                        ------------  ------------  ------------
    Net cash provided by financing activities.........................     3,045,481    33,141,543        17,972
Net (decrease) increase in cash and cash equivalents..................     1,302,372    12,670,774    (8,900,037)
CASH AND CASH EQUIVALENTS, beginning of year..........................     1,822,924     3,125,296    15,796,070
                                                                        ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period..............................  $  3,125,296  $ 15,796,070  $  6,896,033
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................................  $    262,896  $    198,476  $    106,147
  Cash paid for income taxes..........................................        18,000        48,000       350,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    1996--Conversion of all outstanding shares of the Company's Convertible Preferred Stock, Class A Stock and Class B Stock into Common Stock prior to the closing of the Company's initial public offering.

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. THE COMPANY:

    UroCor, Inc. ("the Company"), a Delaware corporation, provides a broad array of diagnostic services and markets therapeutic products and information services to urologists and managed care organizations across the U.S. The Company assists its customers to better manage their patients' outcomes with urological cancers and other complex urological diseases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) USE OF ESTIMATES. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (b) CASH EQUIVALENTS AND MARKETABLE INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 31, 1996 and 1997. Marketable securities at December 31, 1997 consist primarily of debt securities with maturities as great as two years. The aggregate cost of marketable securities at December 31, 1997 was approximately $18.7 million. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1996 and 1997, there was not a material net unrealized gain or loss on these investments.

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

    (d) SOFTWARE DEVELOPMENT COSTS. Certain internal costs for software development relating to the Company's information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two to five years, using the straight-line method. Capitalized software development costs are reviewed internally annually for feasibility and impairment. Internal software development costs which were capitalized to property and equipment during the years ended December 31, 1995, 1996 and 1997 were $35,000, $346,000, and
$1,122,000, respectively.

    (e) INTANGIBLE AND OTHER ASSETS. The Company has acquired options, licenses, and distribution rights and applied for patents for various diagnostic and therapeutic technologies or products. The costs related to such rights are capitalized and included in intangible and other assets in the accompanying balance sheets. Such costs are amortized over the estimated economic life of the related technologies or products using the straight-line method.

                                  UROCOR, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    (f) RESEARCH AND DEVELOPMENT. The Company conducts research and development activities internally and also engages scientists and clinicians at major academic and research institutions to conduct certain product development and clinical evaluations work for specific diagnostic products and technologies. Contracts covering external research specify periodic payment terms and the nature of the work required and, in some cases, may extend for a year or more. Internal research and development costs are expensed as incurred, and external research and development contract costs are recognized as such amounts are payable over the contract period. At December 31, 1997 the Company had commitments under external research contracts totaling approximately $203,000 for 1998 and $1,000 for 1999.

    (g) INCOME TAXES. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under the provisions of SFAS No. 109, deferred income taxes are recorded, where appropriate, to reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities.

    (h) REVENUE. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1995, 1996 and 1997, approximately 58%, 52%, and 47%, respectively, of the Company's revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. The Company receives reimbursement for substantially all of its current services at various rates or on a case-by-case basis. The Company is not aware of any material claims, disputes or unresolved matters relating to Medicare or other third-party payors.

    (i) NET INCOME PER COMMON SHARE. As required, the Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which simplifies the computation of earnings per share ("EPS") and makes the calculation comparable to international EPS standards. SFAS 128 requires that EPS be restated for all prior periods presented. The effect of dilutive securities is calculated using the treasury stock method and the average market price of common stock for each period.

    (j) ACCRUED COMPENSATION. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter's end), bonus accruals for non-sales personnel (usually paid annually following the end of the year) and recurring monthly accruals.

    (j) RECLASSIFICATIONS. Certain reclassifications have been made in the 1996 balance sheet to conform with the 1997 presentation. Total assets and net income for 1996 were not affected by the reclassifications.

                                  UROCOR, INC.

3. PROPERTY AND EQUIPMENT:

    Property and equipment, stated at cost, are summarized as follows:

                                                                                1996           1997
                                                                            -------------  -------------
Laboratory equipment......................................................  $   2,068,774  $   2,258,267
Computer equipment and software...........................................      3,996,853      8,375,203
Office furniture, equipment and improvements..............................      1,590,672      2,456,994
                                                                            -------------  -------------
                                                                                7,656,299     13,090,464
Less--Accumulated depreciation and amortization...........................     (2,910,637)    (4,079,882)
                                                                            -------------  -------------
                                                                            $   4,745,662  $   9,010,582
                                                                            -------------  -------------
                                                                            -------------  -------------

    The depreciable lives for property and equipment are as follow:

                                                                                                  YEARS
                                                                                                ---------
Laboratory equipment..........................................................................   3 to 5
Computer equipment and software...............................................................   2 to 5
Office furniture, equipment and improvements..................................................   3 to 10

4. INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                                                  1996          1997
                                                                              ------------  ------------
Licenses, options, patents and trademarks...................................  $    591,036  $    814,511
Less--Accumulated amortization..............................................        (9,740)      (65,650)
                                                                              ------------  ------------
                                                                                   581,296       748,861
Distribution agreement (Note 7).............................................     1,250,000     1,250,000
Deposits and other..........................................................       148,279       203,042
                                                                              ------------  ------------
                                                                              $  1,979,575  $  2,201,903
                                                                              ------------  ------------
                                                                              ------------  ------------

5. LINE OF CREDIT:

    The Company had a $3.0 million line of credit secured by accounts receivable and a lien on all other tangible assets of the Company, which excluded equipment under capital leases. The Company did not renew this line of credit upon its expiration in February 1997. There was no balance outstanding on the line of credit at December 31, 1996 and the average balance outstanding was $55,000 during 1996, with an average interest rate of 9.80%. Interest was paid monthly at prime (8.25% at December 31, 1996) plus 1.5%.

6. LEASES:

    The Company has used capital lease financing arrangements to acquire certain equipment. The agreements provide for the Company to arrange for the equipment purchase, pay the vendor and receive reimbursement from the lessor. The lease payments paid by the Company are for three to four years and provide for repayment of the equipment cost plus an interest charge. The Company accounts for these

                                  UROCOR, INC.

6. LEASES: (CONTINUED)
arrangements as capital leases with the capital asset amortized over the lease term. At December 31, 1996 and 1997, the gross amount of property and equipment and related amortization recorded under capital leases was as follows:

                                                                                1996           1997
                                                                            -------------  -------------
Laboratory equipment......................................................  $   1,694,941  $   1,593,706
Computer equipment........................................................        954,282        914,400
Office furniture and equipment............................................        748,140        638,056
                                                                            -------------  -------------
                                                                                3,397,363      3,146,162
Less--Accumulated depreciation and amortization...........................     (2,233,152)    (2,605,965)
                                                                            -------------  -------------
                                                                            $   1,164,211  $     540,197
                                                                            -------------  -------------
                                                                            -------------  -------------

    The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next nine years, with options to extend. Rental expense for operating leases during 1995, 1996 and 1997 approximated $352,000, $503,000 and $887,000, respectively.

    Future minimum lease commitments as of December 31, 1997 are:

                                                                                 CAPITAL     OPERATING
                                                                                 LEASES        LEASES
                                                                               -----------  ------------
1998.........................................................................  $   486,795  $  1,057,576
1999.........................................................................      219,771       941,647
2000.........................................................................        8,722       768,101
2001.........................................................................      --            744,174
2002.........................................................................      --            769,176
Thereafter (laboratory and office space to 2005).............................      --          2,022,948
                                                                               -----------  ------------
Total minimum lease payments.................................................      715,288  $  6,303,622
                                                                                            ------------
                                                                                            ------------
Less--Amount representing interest...........................................      (56,156)
                                                                               -----------
Total obligations under capital leases.......................................      659,132
Less--Current installments of obligations under capital leases...............     (441,435)
                                                                               -----------
Obligation under capital leases, net of current installments.................  $   217,697
                                                                               -----------
                                                                               -----------

    In June 1995, the Company consolidated all of its operations, research, marketing and administrative functions into a new building constructed by and leased from a shareholder of the Company. The Company's ten-year lease on this facility currently covers 59,000 square feet with options available on additional space up to the entire 110,000 square feet of the building. Future monthly rentals are included in the operating lease commitments above.

    In March 1996, the Company received a commitment for a new $1.5 million lease financing arrangement for capital expenditures through March 1997. There was only one financing under this arrangement for approximately $214,000. The Company did not renew this leasing facility.

                                  UROCOR, INC.

7. COMMITMENTS AND CONTINGENCIES:

    (a) DISTRIBUTION AGREEMENT. On December 30, 1994, the Company entered into a product distribution agreement which grants the Company exclusive marketing rights in the United States covering a therapeutic product for bladder cancer currently undergoing regulatory review by the U.S. Food and Drug Administration ("FDA"). In connection with this agreement, the Company made payments to the product's manufacturer of $750,000 and $500,000 in 1994 and 1995, respectively. These payments, totaling $1.25 million, are included in intangible and other assets in the accompanying balance sheets at December 31, 1996 and 1997. The Company will be required to make a milestone payment of $1.75 million when and if regulatory approval by the FDA is received. If the product is not approved by the FDA within a specified time period, the manufacturer must repay the Company an amount equivalent to all amounts previously paid by the Company.

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

    (b) EMPLOYMENT AGREEMENTS. Certain key employees of the Company have entered into arrangements regarding their terms of employment. While none of such arrangements provide for fixed periods of employment, they do provide for continued payment of salaries for up to six months following termination without cause, aggregating approximately $446,000.

8. RELATED PARTY TRANSACTIONS:

    The Company paid fees for consulting services to a member of the Board of Directors. These fees are included in expenses and total approximately $42,000, $36,000, and $24,000 in 1995, 1996 and 1997, respectively. In addition, the Company recognized rent expense totaling $167,000, $414,000, and $535,000 for 1995, 1996 and 1997, respectively, related to its facilities which are leased from a shareholder. In management's opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

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

    CAPITAL STOCK. In March 1996, the Company restated its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,700,000 to 20,000,000 and authorizing 6,000,000 shares of Convertible Preferred Stock. At December 31, 1997, the Company had 10,345,616 shares of Common Stock outstanding.

                                  UROCOR, INC.

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    WARRANTS. At December 31, 1997, there were warrants outstanding for the purchase of an aggregate of 291,438 shares of the Company's common stock exercisable at prices ranging from $1.25 to $5.50 per share and expiring from October 1998 to May 2001. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants outstanding is presented below:

                                                   1995                    1996                    1997
                                          ----------------------  ----------------------  ----------------------
                                                      EXERCISE                EXERCISE                EXERCISE
                                                        PRICE                   PRICE                   PRICE
                                          WARRANTS    PER SHARE   WARRANTS    PER SHARE   WARRANTS    PER SHARE
                                          ---------  -----------  ---------  -----------  ---------  -----------
Outstanding, beginning of year..........    321,646  $ 1.25-5.50    486,310  $ 1.25-5.50    423,251  $ 1.25-5.50
Granted.................................    164,664  $      5.00     --                      --
Exercised...............................     --                      63,059  $ 1.25-4.30    131,813  $ 1.25-4.30
                                          ---------               ---------               ---------
Outstanding, end of year................    486,310  $ 1.25-5.50    423,251  $ 1.25-5.50    291,438  $ 1.25-5.50
                                          ---------               ---------               ---------
                                          ---------               ---------               ---------

10. STOCK OPTION PLAN:

    The Company has adopted two stock option plans which provide for the issuance of options to employees, directors and independent contractors of the Company. These options vest over one to five years, expire ten years after issuance and have an exercise price equal to or greater than the stock's fair market value on the date of grant. During 1997 the shareholders of the Company approved the addition of 300,000 shares to the 1992 Option Plan and the creation of the 1997 Non-Employee Director Stock Option Plan for which 100,000 shares were allocated.

    A summary of the status of the plans is presented below:

                                                    1995                      1996                       1997
                                          ------------------------  -------------------------  -------------------------
                                                      WTD-AVERAGE                WTD-AVERAGE                WTD-AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                           SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                          ---------  -------------  ----------  -------------  ----------  -------------
Outstanding, beginning of year..........    706,994    $     .67       982,344    $    1.10     1,053,544    $    2.43
Granted, price equals fair value........    403,250         1.66       149,000        10.83       342,750         8.02
Granted, price greater than fair
  value.................................                                                          115,000        10.00
Exercised...............................    (69,187)         .37       (36,700)         .99      (112,748)        1.10
Cancellations...........................    (58,713)         .54       (41,100)        2.52       (92,859)        6.98
                                          ---------                 ----------                 ----------
Outstanding, end of year................    982,344    $    1.10     1,053,544    $    2.43     1,305,487    $    4.36
                                          ---------                 ----------                 ----------
                                          ---------                 ----------                 ----------
Exercisable, end of year................    341,870    $     .68       520,091    $    1.04       618,529    $    1.45
                                          ---------                 ----------                 ----------
                                          ---------                 ----------                 ----------

    In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company's anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company will recognize imputed compensation expense as a non-cash charge to operations, aggregating approximately $410,000 over the actual vesting period of these options of three

                                  UROCOR, INC.

10. STOCK OPTION PLAN: (CONTINUED)
to five years. During 1996 and 1997 the Company recognized approximately $129,000 and $127,500, respectively, of compensation expense related to these options.

    The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the December 1995 stock option grant described above.Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                    1995         1996          1997
                                                                 ----------  ------------  ------------
Net Income.....................................  As Reported     $  532,686  $  2,363,384  $  4,252,181
                                                 Proforma           518,486     2,244,765     3,815,054
Diluted Net Income per Share...................  As Reported     $      .08  $        .24  $        .38
                                                 Proforma               .08           .23           .35
Weighted-average fair value of options
  granted......................................                  $     1.57  $       5.87  $       5.87

    The option pricing model used to determine an option's fair market value considers six factors. Statement 123 allows non-public companies to omit the volatility factor in determining an option's fair market value. Options granted prior to May 22, 1996 were valued without the volatility factor because the Company was not a public company prior to that time. Because of this pricing convention and because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost impact on net income and diluted net income per share may not be representative of what might be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0% for all years; expected volatility of 0% for options granted while the Company was not a public company, 73% for options granted in 1996 after the initial public offering and 60% for 1997; risk-free interest rates of 5.6%, 6.4% and 6.2%, respectively; and expected life of 6 years for all years.

    This table summarizes information about stock options outstanding at December 31, 1997:

                    NUMBER                                             NUMBER
   RANGE OF     OUTSTANDING AT                        WTD-AVERAGE    EXERCISABLE    WTD-AVERAGE
   EXERCISE      DECEMBER 31,       WTD-AVERAGE        EXERCISE      AT DECEMBER     EXERCISE
    PRICES           1997         REMAINING LIFE         PRICE        31, 1997         PRICE
--------------  --------------  -------------------  -------------  -------------  -------------
$      .35-.75        405,819              5.8         $     .66        386,829      $     .65
$    1.00-1.75        358,868              7.7              1.59        200,750           1.62
$    6.50-9.25        365,500              7.0              8.15         15,750           8.79
$   9.56-12.63        175,300              7.0             10.67         15,200          12.06
                                            --
                --------------                            ------    -------------       ------
$   .35-$12.63      1,305,487              6.9         $    4.36        618,529      $    1.45
                --------------                                      -------------
                --------------                                      -------------

11. EMPLOYEE BENEFIT PLAN:

    The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The plan is funded through voluntary employee salary deferrals and beginning October 1,

                                  UROCOR, INC.

11. EMPLOYEE BENEFIT PLAN: (CONTINUED)
1997 the Company is matching 25% of employee contributions up to a maximum of 12% of compensation. The Company's 1997 contribution to this plan was approximately $32,000.

12. INCOME TAXES:

    The Company has provided for income taxes (benefit) as follows:

                                                                                     1997
                                                                                 -------------
Current:
  Federal......................................................................  $     312,293
  State........................................................................       --
                                                                                 -------------
  Total........................................................................  $     312,293
Deferred:
  Federal......................................................................  $  (1,749,465)
  State........................................................................       --
                                                                                 -------------
  Total........................................................................     (1,749,465)
Total income tax benefit.......................................................  $  (1,437,172)
                                                                                 -------------
                                                                                 -------------

    No income tax benefit or expense was recorded in 1995 or 1996. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences being summarized below:

                                                                                  1995       1996       1997
                                                                                ---------  ---------  ---------
Tax expense (benefit) at statutory rates......................................        34%        34%        34%
State income taxes, less federal income tax effect............................         4%         4%         1%
Other.........................................................................         6%         4%         3%
Adjustment due to change in valuation allowance...............................       (44%)      (42%)      (89%)
                                                                                ---------  ---------  ---------
Benefit for income taxes......................................................         0%         0%       (51%)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    The Company's income tax provision differed from the federal statutory rate due to the utilization of the Company's tax net operating loss carryforward. The annual utilization of this carryforward will be limited by Internal Revenue Code
Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward at December 31, 1997 will be limited to approximately $3.0 million, of which approximately $1.5 million, $700,000 and $800,000 will be available in 1998, 1999 and subsequent years, respectively.

                                  UROCOR, INC.

12. INCOME TAXES: (CONTINUED)
    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1996 and 1997 were:

                                                                                 1996           1997
                                                                             -------------  ------------
Net operating loss carryforward............................................  $   2,498,410  $  1,156,910
Depreciation and amortization..............................................        (24,797)      (38,738)
Allowance for doubtful accounts............................................        426,954       990,724
Alternative minimum tax carryforward.......................................         80,000       --
Other......................................................................        (73,363)       45,195
                                                                             -------------  ------------
Net deferred tax asset.....................................................  $   2,907,204  $  2,154,091
Valuation allowance........................................................     (2,827,204)     (324,626)
                                                                             -------------  ------------
  Total net deferred tax asset.............................................  $      80,000  $  1,829,465
                                                                             -------------  ------------
                                                                             -------------  ------------

    The valuation allowance for net deferred tax assets decreased by $2,502,578 in 1997 due to utilization of part of the net operating loss carryforward by the Company's 1997 operations and due to management's reassessment of the Company's ability to realize its remaining net deferred tax asset based upon its history of operating results for 1997 and 1996 and projected operating results for 1998. The valuation allowance for the net deferred tax asset previously was recorded on the basis that significant uncertainty exists regarding the realizability of such assets. The net deferred tax asset reflected for 1996 and 1995 was attributable to the alternative minimum tax credit which was carried forward to 1997 and utilized.

13. NET INCOME PER SHARE:

    A summary of the components of Net Income per Share and the impact of dilutive securities is presented below:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------
                                           1995                               1996                         1997
                             ---------------------------------  ---------------------------------  ---------------------
                                        WEIGHTED                           WEIGHTED                            WEIGHTED
                                NET      AVERAGE    PER SHARE      NET      AVERAGE    PER SHARE      NET      AVERAGE
                              INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT      INCOME      SHARES
                             ---------  ---------  -----------  ---------  ---------  -----------  ---------  ----------
Net Income Per
  Share--Basic.............  $ 532,686  6,156,145   $    0.09   $2,363,384 8,731,369   $    0.27   $4,252,181 10,203,081
Effect of Dilutive
  Securities:
  Stock Options............               552,635                            820,398                             692,779
  Warrants.................                52,677                            279,779                             156,680
Net Income Per Share--
  Assuming Dilution........  $ 532,686  6,761,457   $    0.08   $2,363,384 9,831,546   $    0.24   $4,252,181 11,052,540


                              PER SHARE
                               AMOUNT
                             -----------
Net Income Per
  Share--Basic.............   $    0.42
Effect of Dilutive
  Securities:
  Stock Options............
  Warrants.................
Net Income Per Share--
  Assuming Dilution........   $    0.38

    Stock options and warrants to purchase shares of common stock at exercise prices greater than the average market price of the common stock were outstanding during each of the periods presented. Such options and warrants were not included in the computation of Net Income Per Share--Assuming Dilution because the impact would be antidilutive. Potential shares to be purchased under antidilutive stock options totaled 0, 74,150 and 367,000 for 1995, 1996 and 1997, respectively. Potential shares to be purchased under antidilutive warrants totaled 400,710, 0, and 0 for 1995, 1996 and 1997, respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UROCOR, INC.
                                           (Registrant)

                                          By:       /s/ WILLIAM A. HAGSTROM

                                             -----------------------------------

                                              William A. Hagstrom, CHAIRMAN OF
                                                          THE BOARD,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

Dated: March 30, 1998.

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

                                     Chairman of the Board,
      /s/ WILLIAM A. HAGSTROM         President and Chief
-----------------------------------   Executive Officer          March 30, 1998
       (William A. Hagstrom)          (Principal Executive
                                      Officer)

                                     Senior Vice President,
    /s/ SOCRATES H. CHOUMBAKOS        Corporate Planning &
-----------------------------------   Development and            March 30, 1998
     (Socrates H. Choumbakos)         Secretary

      /s/ MICHAEL N. MCDONALD        Chief Financial Officer
-----------------------------------   and Treasurer (Principal   March 30, 1998
       (Michael N. McDonald)          Financial Officer)

        /s/ AARON BEAM, JR.
-----------------------------------  Director                    March 30, 1998
         (Aaron Beam, Jr.)

      /s/ PAUL A. BROWN, M.D.
-----------------------------------  Director                    March 30, 1998
       (Paul A. Brown, M.D.)

       /s/ HERBERT J. CONRAD
-----------------------------------  Director                    March 30, 1998
        (Herbert J. Conrad)

      /s/ MICHAEL E. HERBERT
-----------------------------------  Director                    March 30, 1998
       (Michael E. Herbert)

        /s/ THOMAS C. RAMEY
-----------------------------------  Director                    March 30, 1998
         (Thomas C. Ramey)

    /s/ LOUIS M. SHERWOOD, M.D.
-----------------------------------  Director                    March 30, 1998
     (Louis M. Sherwood, M.D.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
UroCor, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements of UroCor, Inc. included in this 1997 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1997, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
January 28, 1998

                                                                     SCHEDULE II

                                  UROCOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                            ------------------------
                                                             CHARGE TO    CHARGE TO
                                                BEGINNING    COST AND       OTHER                     ENDING
DESCRIPTION                                      BALANCE      EXPENSE     ACCOUNTS    DEDUCTION(1)    BALANCE
---------------------------------------------  -----------  -----------  -----------  ------------  -----------
For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts............      670,845      934,482      --           (623,281)     982,046
For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts............      982,046    1,296,649      --         (1,155,133)   1,123,562
For the Year Ended December 31, 1997:
  Allowance for Doubtful Accounts............    1,123,562    2,257,666      --           (761,743)   2,619,485

--------------------------

(1) Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.