Form 10-Q
period 1998-03-31
UROCOR INC
filed 1998-05-15
CIK 946945

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

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on April 30, 1998 was 10,360,682 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                     INDEX
                         PART I - FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

            Balance Sheets as of March 31, 1998 and December 31, 1997.....................................          3

            Statements of Operations for the three months ended March 31, 1998 and 1997...................          4

            Statements of Cash Flows for the three months ended March 31, 1998 and 1997...................          5

            Notes to Unaudited Interim Financial Statements--March 31, 1998...............................          6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........        7-9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................          9

                                             PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................................................         10

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................         10

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...............................................................         10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................         10

ITEM 5.     OTHER INFORMATION

            Cautionary Statements.........................................................................      11-15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................................................         15

Signatures................................................................................................         16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                        1997
                                                                                       MARCH 31,    -------------
                                                                                         1998
                                                                                     -------------
                                                                                      (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $   8,528,875  $   6,896,033
  Short-term marketable investments................................................     11,188,744     16,697,067
  Accounts receivable, net of allowance for doubtful accounts of $2,762,869 in 1998
    and $1,2,619,485 in 1997.......................................................     16,461,888     13,541,416
  Prepaid expenses.................................................................        906,779        988,659
  Laboratory supplies, at average cost.............................................        477,051        497,639
  Deferred tax asset--current......................................................      1,451,781      1,470,781
  Other current assets.............................................................        741,130        776,699
                                                                                     -------------  -------------
    Total current assets...........................................................     39,756,248     40,868,294
                                                                                     -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS...................................................      3,049,481      2,012,656
PROPERTY AND EQUIPMENT, net........................................................      9,761,848      9,010,582
NON-CURRENT DEFERRED TAX, net......................................................        327,684        358,684
INTANGIBLE AND OTHER ASSETS, net...................................................      2,373,278      2,201,903
                                                                                     -------------  -------------
    Total assets...................................................................  $  55,268,539  $  54,452,119
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   2,860,108  $   2,263,645
  Accrued compensation.............................................................        460,289        665,817
  Current installments of obligations under capital leases.........................        368,798        441,435
  Other accrued liabilities........................................................        122,359        108,421
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,811,554      3,479,318
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments.....................................................................        145,166        217,697
                                                                                     -------------  -------------
    Total liabilities..............................................................      3,956,720      3,697,015
                                                                                     -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at March
    31, 1998 and at December 31, 1997; issued in series; no shares outstanding at
    March 31, 1998 and at December 31, 1997........................................       --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 1998 and at December 31, 1997; 10,358,016 shares issued and outstanding at March 31,
    1998 and 10,345,616 shares issued and outstanding at December 31, 1997.........        103,580        103,456
  Additional paid-in capital.......................................................     58,435,824     58,390,646
  Accumulated deficit..............................................................     (7,227,585)    (7,738,998)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     51,311,819     50,755,104
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  55,268,539  $  54,452,119
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
REVENUE............................................................................  $  10,613,795  $   8,078,565

OPERATING EXPENSES:
  Direct cost of services and products.............................................      4,047,992      2,981,103
  Selling, general and administrative expenses.....................................      5,569,106      3,689,364
  Research and development.........................................................        508,374        610,050
                                                                                     -------------  -------------
    Total operating expenses.......................................................     10,125,472      7,280,517
                                                                                     -------------  -------------
  Income from operations...........................................................        488,323        798,048

OTHER INCOME (EXPENSE):
  Interest income..................................................................        361,330        453,616
  Interest expense.................................................................        (25,258)       (50,580)
                                                                                     -------------  -------------
    Total other income.............................................................        336,072        403,036
                                                                                     -------------  -------------
  Income before income taxes.......................................................        824,395      1,201,084
  Income taxes.....................................................................        313,000       --
                                                                                     -------------  -------------
NET INCOME.........................................................................  $     511,395  $   1,201,084
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share......................................................  $         .05  $         .12
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted Average Common and Common Equivalent Shares Outstanding.................     10,350,245     10,140,523
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted:
  Net Income Per Common Share--Assuming Dilution...................................  $         .05  $         .11
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted Average Common and Common Equivalent Shares Outstanding--Assuming
    Dilution.......................................................................     11,035,779     11,131,532
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $     511,395  $   1,201,084
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................        601,592        314,039
    Deferred income tax............................................................         50,000       --
    Stock option compensation expense..............................................         31,527         32,300
    (Gain) Loss on disposition of equipment........................................         (8,060)           519
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................     (2,920,472)    (2,240,378)
      (Increase) decrease in prepaid expense.......................................         81,880       (152,983)
      (Increase) decrease in laboratory supplies...................................         20,588        (19,787)
      (Increase) decrease in other current assets..................................         35,569       (100,806)
      Increase (decrease) in accounts payable......................................        596,463       (455,881)
      Decrease in accrued compensation.............................................       (205,528)      (796,311)
      Increase in accrued liabilities..............................................         13,938         35,238
                                                                                     -------------  -------------
        Net cash used in operating activities......................................     (1,191,108)    (2,182,966)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term marketable investments, net.............................      5,508,649      5,077,643
  Maturities (purchases) of long-term marketable investments, net..................     (1,036,825)         2,642
  Capital expenditures.............................................................     (1,331,616)    (1,223,162)
  Intangible and other assets......................................................       (184,864)      (109,187)
                                                                                     -------------  -------------
      Net cash provided by investing activities....................................      2,955,344      3,747,936
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..........................................         13,775         48,529
  Principal payments under capital lease obligations and other indebtedness........       (145,169)      (168,512)
                                                                                     -------------  -------------
      Net cash used in financing activities........................................       (131,394)      (119,983)
                                                                                     -------------  -------------
Net increase in cash and cash equivalents..........................................      1,632,842      1,444,987

CASH AND CASH EQUIVALENTS, beginning of year.......................................      6,896,033     15,796,070
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $   8,528,875  $  17,241,057
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.........................................................  $      16,132  $      45,628
    Cash paid for income taxes.....................................................       --               15,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

    Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

NOTE 2--IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY:

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs of start-up activities, as defined by SOP 98-5, be expensed as incurred in financial statements for fiscal years beginning after December 15, 1998. The Company has historically capitalized certain costs associated with start-up activities for new products, processes or operations and amortized the costs over a relatively short period of time (usually 12 to 24 months). The Company will adopt SOP 98-5 in January 1999. The Company currently has approximately $660,000 in start-up costs included on the balance sheet as Prepaid Expenses, Property and Equipment, net and Intangible and Other Assets, net, principally related to the start-up of Urology Support Services. The Company is currently amortizing these balances through charges to operations. Given the current rate of amortization, the impact of this change in accounting principle in January 1999 will be approximately $380,000 as a pre-tax charge for remaining balances. Circumstances may arise that result in acceleration of amortization on certain start-up costs that would result in a lesser charge in January 1999.

NOTE 3--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of March 31, 1998. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 1998, there was not a material net unrealized gain or loss on these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of operations and financial condition of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Cautionary Statements" included elsewhere in this Report.

OVERVIEW

    UroCor provides a broad range of diagnostic services for the clinical management of certain urological cancers and diseases. The Company complements its diagnostic services by marketing and co-promoting therapeutic products for certain of these diseases. The Company is also developing and offering related information services intended to enhance and expand services to its clients. The Company has established integrated capabilities to serve the needs of urologists and managed care organizations for the diagnostic, prognostic and therapeutic care of patients throughout the entire course of their diseases.

    The Company currently derives substantially all of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the three months ended March 31, 1998, approximately 44%, 43%, 9% and 4% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    In the fourth quarter of 1997, the Company acquired co-promotion rights to two therapeutic products and began marketing these products to urologists. The Company also has distribution rights for another therapeutic product currently under review by the United States Food and Drug Administration ("FDA").

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 31.4%, from approximately $8.1 million in the three months ended March 31, 1997 to approximately $10.6 million in the three months ended March 31, 1998. These increases resulted from an increase in case volume of 21.2% for the three month period, due primarily to expansion of the Company's client base and increased utilization of the Company's diagnostic products and services by existing clients. Revenue also increased as a result of therapeutics product co-promotion revenue.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 35.8%, from approximately $3.0 million in the three months ended March 31, 1997 to approximately $4.0 million in the three months ended March 31, 1998. This increase was due principally to higher personnel costs and supply and distribution costs, resulting primarily from increased case volume, as well as costs related to the initiation of Urology Support Services ("USS") in the first quarter of 1998. As a percentage of revenue, direct expenses increased to 38.1% (43.4% of revenue excluding therapeutics co-promotion revenue) for the three months ended March 31, 1998 from 36.9% for the three months ended March 31, 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 51.0%, from approximately $3.7 million in the three months ended March 31, 1997 to approximately $5.6 million in the three months ended March 31, 1998. This increase was due principally to expansion of marketing and sales staff related, in large part, to the therapeutics co-promotion, increased management information services personnel and equipment costs related to database activities and strategic initiatives to link the company with key clients and the provision for doubtful accounts at normal levels on higher revenues. As a percentage of revenue, selling, general and administrative expenses increased to 52.5% for the three months ended March 31, 1998 from 45.7% for the three months ended March 31, 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs decreased 16.7%, from approximately $610,000 in the three months ended March 31, 1997 to approximately $508,000 in the three months ended March 31, 1998. This decrease was due to completion of certain external research agreements and lower personnel costs due to a decline in personnel. As a percentage of revenue, research and development expenses decreased to 4.8% for the three months ended March 31, 1998 from 7.6% for the three months ended March 31, 1997.

    OTHER INCOME (EXPENSE). Interest income decreased in the three-month period ended March 31, 1998 compared to the same period of 1997, due principally to a decrease in cash, cash equivalents and investments, resulting from capital expenditures and an increase in accounts receivable. Interest expense decreased in the three month period ended March 31, 1998 compared to the same period of 1997, primarily because of a decrease in obligations under capital leases.

    INCOME TAXES. The tax provision for the three months ended March 31, 1998 of approximately $313,000 reflects federal, state and local income tax expense at a 38% effective rate. No tax provision was recognized for the three month period ended March 31, 1997 as a result of utilization of net operating loss carryforwards. Using an effective tax rate of 38%, the recognition of tax benefits reduced the tax provision for the first quarter of 1997 approximately $456,000 or $.04 per share. As of March 31, 1997, a valuation allowance against future benefits of net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset became more certain through a demonstrated positive earning history during 1997, the Company reevaluated the appropriateness of recognizing these future benefits and recorded a deferred tax asset in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company had cash and cash equivalents of approximately $8.5 million, short-term marketable investments of approximately $11.2 million and long-term marketable investments of approximately $3.0 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years. As of March 31, 1998, cash, cash equivalents and marketable investments totaled approximately $22.8 million and the Company's working capital was approximately $35.9 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $16.5 million at March 31, 1998, an increase of approximately $2.9 million from December 31, 1997 or 22%. At March 31, 1998, the Company's average number of days sales in receivables was approximately 149 compared to 142 at December 31, 1997. The increase in accounts receivable during the three months ended March 31, 1998 was due primarily to payor delays as a result of systems changes enacted by the Company's electronic data interchange vendor as well as additional documentation requirements imposed by Medicare and other third party payors which further complicate the billing process. The Company is working with the vendor, payors and its physician clients to resolve systems, documentation and related processing issues. In an effort to reduce its average number of days sales in receivables, the Company has implemented staffing, systems and process changes and is undertaking additional initiatives intended to improve its claims and collections efficiencies. The increase in accounts receivable is also partially attributable to initial revenue from therapeutics co-promotion and USS activities.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance compared to historical trends. The Company maintains what it believes to be an adequate level of an allowance for doubtful accounts through charges to operations which are included in selling, general and administrative expenses.

    Operating activities used net cash of approximately $1.2 million for the three months ended March 31, 1998 compared to approximately $2.2 million for the three months ended March 31, 1997. The net cash used in operating activities was primarily the result of an approximate $2.9 million increase in accounts receivable offset in part by net income of approximately $511,000, depreciation and amortization of approximately $602,000 and an approximate $596,000 increase in accounts payable.

    Net cash provided by investing activities was approximately $3.0 million for the three months ended March 31, 1998 and consisted primarily of maturities of short-term marketable investments of approximately $5.5 million, offset by capital expenditures of approximately $1.3 million, purchases of long-term marketable investments of approximately $1.0 million and an increase in intangibles and other assets of approximately $185,000. Net cash used in financing activities was approximately $131,000 for the first three months of 1998, consisting primarily of principal payments under capital leases and other indebtedness of approximately $145,000.

    The Company's capital expenditures of approximately $1.3 million for the three months ended March 31, 1998, were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $131,000 was related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996 and the Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through March 31, 1998, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities.........................  $   --
Purchase and installation of machinery and equipment...................   4,210,655
Purchases of real estate...............................................      --
Acquisition of other business(es)......................................      --
Repayment of indebtedness..............................................   2,006,607
Working Capital........................................................   3,641,287
Temporary Investments:
  Short-term Commercial Paper..........................................  11,188,744
  Long-term Corporate and Treasury Notes...............................   3,049,481
  Cash Equivalents.....................................................     698,534
Other Purposes:
  Development and Expansion of Diagnostic Product Line.................   4,417,555
  Development of Information Products and Services and Urological
    Disease Databases..................................................   2,504,422
  Development of Therapeutic Product Line..............................     691,248
  Development and Expansion of Clinical and Research Laboratories and
    Lab Information System.............................................   2,141,326

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

CAUTIONARY STATEMENTS

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that the Free/ Total PSA assay currently provided by the Company or any other products under development will be approved for reimbursement by Medicare or other third-party payors. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes and reform initiatives, the Company is unable to predict the effects of any such changes on the Company.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. In recent years, the Company's Medicare intermediary and certain other third-party payors have increased the amount of time between their receipt of claims for reimbursement and payment to the Company as well as significantly increased the documentation and information requirements, further complicating the billing process. At March 31, 1998, the Company's average days sales in receivables was approximately 149, compared to 142 at December 31, 1997. Such changes have resulted in the Company's accounts receivable increasing at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. There can be no assurance that these payors will not further modify their payment practices and impose other requirements, which could have a material adverse affect on the Company's financial condition and results of operations. In addition, as a result of the increase in accounts receivable, the Company's allowance for doubtful accounts has increased. Although the Company maintains what it believes to be an adequate reserve for doubtful accounts, there can be no assurance that the Company will not be required to provide additional reserves, which could have an adverse affect on the Company's results of operations.

    DEPENDENCE ON CERTAIN PRODUCT LINES. A significant portion of the Company's revenue has been, and is expected to continue to be, dependent upon the Company's prostate tissue analysis and bladder cellular analysis product lines. Any negative event related to these product lines, such as increased competition, pricing pressures, reimbursement changes and clinical or technological obsolescence, would have a material and adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

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

    RISKS RELATED TO UROLOGY SUPPORT SERVICES. The Company currently provides limited business management services, primarily accounts receivable management, to selected urologist clients, through the Company's Urology Support Services ("USS") business. The Company intends to expand the scope of the

USS business through additional service capabilities as well as through additional clients. The Company is making capital investments and incurring other expenses to develop its infrastructure and systems for USS. In addition, there are a number of factors outside the Company's control which may delay or hinder the expansion of USS's operations, including acceptance of the Company's services by physicians. To the extent USS's operations do not expand as planned or the Company does not realize revenues sufficient to offset such increased expenses, the Company's operating margins will be adversely affected and USS may experience delays in attaining profitability or may never become financially viable. Certain companies, some of which have longer operating histories and greater financial resources than those of the Company, are providing services similar to those that USS is providing or pursuing. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the markets or that such competition will not make it more difficult to expand on terms beneficial to the Company.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASE. The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is being proposed continually at both the state and federal levels. For example, the Health Insurance Pertability and Accountability Act of 1996 requires the Secretary of the United States Department of Health and Human Services to recommend legislation or to promulgate regulations governing privacy standards for individually identifiable health information. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTY RELATED TO GOVERNMENT REGULATION. The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988, the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. The loss of a license, imposition of a fine or an increase in the complexity or substantive requirements of such federal, state and local laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

    While the Company currently knows of no plans that the FDA has to require FDA approval of assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations. Additionally, in a recent rule, the FDA stated that in some circumstances involving in-house assays, laboratories will be required, upon effectiveness of the rule, to indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement.

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

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, availability and cost of logistic services, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company's operating results may continue to fluctuate in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

        None

    (b)  Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER
May 15, 1998

                                By:           /s/ MICHAEL N. MCDONALD
                                     -----------------------------------------
                                                Michael N. McDonald
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
May 15, 1998