Form 10-Q
period 1998-06-30
UROCOR INC
filed 1998-07-28
CIK 946945

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on July 23, 1998 was 10,414,902 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                           ---------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheets as of June 30, 1998 and December 31, 1997...................................      3

              Statements of Operations for the three and six months ended June 30, 1998 and 1997.........      4

              Statements of Cash Flows for the six months ended June 30, 1998 and 1997...................      5

              Notes to Unaudited Interim Financial Statements--June 30, 1998.............................     6-7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    8-11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................     11

                                             PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..........................................................................     12

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................     12

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES............................................................     12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     13

ITEM 5.       OTHER INFORMATION..........................................................................    14-19

              Cautionary Statements

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................     19

Signatures...............................................................................................     20

                         PART I--FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                        JUNE 30,     -------------
                                                                                          1998
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................  $  13,879,476  $   6,896,033
  Short-term marketable investments.................................................      6,088,621     16,697,067
  Accounts receivable, net of allowance for doubtful accounts of $3,224,820 in 1998
    and $2,619,485 in 1997..........................................................     18,566,222     13,541,416
  Prepaid expenses..................................................................      1,182,667        988,659
  Laboratory supplies, at average cost..............................................        443,736        497,639
  Deferred tax asset--current.......................................................      1,411,781      1,470,781
  Other current assets..............................................................        632,231        776,699
                                                                                      -------------  -------------
    Total current assets............................................................     42,204,734     40,868,294
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LONG-TERM MARKETABLE INVESTMENTS....................................................      1,030,559      2,012,656
PROPERTY AND EQUIPMENT, net.........................................................      9,668,544      8,555,511
NON-CURRENT DEFERRED TAX, net.......................................................        303,684        358,684
INTANGIBLE AND OTHER ASSETS, net....................................................      2,807,099      2,656,974
                                                                                      -------------  -------------
    Total assets....................................................................  $  56,014,620  $  54,452,119
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................................................  $   2,680,982  $   2,263,645
  Accrued compensation..............................................................        847,939        665,817
  Current installments of obligations under capital leases..........................        314,599        441,435
  Other accrued liabilities.........................................................         99,212        108,421
                                                                                      -------------  -------------
    Total current liabilities.......................................................      3,942,732      3,479,318
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.......................         77,568        217,697
                                                                                      -------------  -------------
    Total liabilities...............................................................      4,020,300      3,697,015
                                                                                      -------------  -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at June
    30, 1998 and at December 31, 1997; issued in series; no shares outstanding at
    June 30, 1998 and at December 31, 1997..........................................       --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 1998 and at
    December 31, 1997; 10,414,535 shares issued and outstanding at June 30, 1998 and
    10,345,616 shares issued and outstanding at December 31, 1997...................        104,145        103,456
  Additional paid-in capital........................................................     58,677,319     58,390,646
  Accumulated deficit...............................................................     (6,787,144)    (7,738,998)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................     51,994,320     50,755,104
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $  56,014,620  $  54,452,119
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1998           1997           1998           1997
                                                      -------------  -------------  -------------  -------------
REVENUE.............................................  $  11,264,046  $   7,794,707  $  21,877,841  $  15,873,272

OPERATING EXPENSES:
  Direct cost of services and products..............      4,420,462      2,923,834      8,468,454      5,904,936
  Selling, general and administrative expenses......      5,931,452      3,990,749     11,500,558      7,680,110
  Research and development..........................        499,180        611,403      1,007,554      1,221,456
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................     10,851,094      7,525,986     20,976,566     14,806,502
                                                      -------------  -------------  -------------  -------------
OPERATING INCOME:...................................        412,952        268,721        901,275      1,066,770

OTHER INCOME (EXPENSE):
  Interest income...................................        319,053        413,957        680,383        867,574
  Interest expense..................................        (21,717)       (42,350)       (46,975)       (92,930)
                                                      -------------  -------------  -------------  -------------
    Total other income..............................        297,336        371,607        633,408        774,644
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................        710,288        640,328      1,534,683      1,841,414
Income taxes........................................        270,000       --              583,000       --
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $     440,288  $     640,328  $     951,683  $   1,841,414
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share.......................  $         .04  $         .06  $         .09  $         .18
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent
    Shares Outstanding..............................     10,374,727     10,160,600     10,362,553     10,150,617
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Diluted:
  Net Income Per Common Share--Assuming Dilution....  $         .04  $         .06  $         .09  $         .17
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent
    Shares Outstanding--Assuming Dilution...........     11,069,285     11,076,759     11,052,295     11,108,336
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $     951,683  $   1,841,414
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................      1,249,799        685,563
    Deferred income tax............................................................        114,000       --
    Stock option compensation expense..............................................         62,627         64,254
    (Gain) loss on disposition of equipment........................................         (4,972)         1,140
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................     (5,024,806)    (4,367,110)
      Increase in prepaid expense..................................................       (194,008)      (282,307)
      Decrease in laboratory supplies..............................................         53,903        187,290
      Decrease (increase) in other current assets..................................        144,468       (562,358)
      Increase (decrease) in accounts payable......................................        417,337       (869,138)
      Increase (decrease) in accrued compensation..................................        182,122       (679,652)
      Increase (decrease) in accrued liabilities...................................         (9,209)        35,187
                                                                                     -------------  -------------
        Net cash used in operating activities......................................     (2,057,056)    (3,945,717)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of short-term marketable investments, net...........................     10,608,446      2,976,586
    Maturities (purchases) of long-term marketable investments, net................        982,097     (1,001,539)
    Capital expenditures...........................................................     (2,292,364)    (2,810,799)
    Intangible and other assets....................................................       (214,912)      (124,232)
                                                                                     -------------  -------------
      Net cash provided by (used in) investing activities..........................      9,083,267       (959,984)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock purchase plan.......................................        103,434       --
  Proceeds from exercise of stock options..........................................        120,763         70,425
  Principal payments under capital lease obligations and other indebtedness........       (266,965)      (318,760)
                                                                                     -------------  -------------
    Net cash used in financing activities..........................................        (42,768)      (248,335)
                                                                                     -------------  -------------
Net increase (decrease) in cash and cash equivalents...............................      6,983,443     (5,154,036)

CASH AND CASH EQUIVALENTS, beginning of year.......................................      6,896,033     15,796,070
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $  13,879,476  $  10,642,034
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.........................................................  $      28,700  $      85,296
    Cash paid for income taxes.....................................................        350,000        350,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998

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

    Certain reclassifications have been made in the 1997 balance sheet to conform with the 1998 presentation. Total assets and net income for 1997 were not affected by the reclassifications.

    Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

NOTE 2--INVESTMENT IN AND OPERATIONS OF UROLOGY SUPPORT SERVICES:

    The Company has invested in its Urology Support Services ("USS") business since 1997 with the intent to deliver certain business management services to its urology customers. Management believes that an opportunity exists for USS to serve growing demand by urologists for a broader range of services. To capitalize on this opportunity, USS would require resources and management focus at a level which could result in dilution of management's focus on UroCor's core clinical services business. Consequently, the Company recently decided to pursue the transfer of the business and assets of USS to an independently financed company and retain a minority interest in the resulting company by the end of 1998. The related assets are included on the balance sheet as of June 30, 1998 at net book value of approximately $1,520,000 in net property and equipment and accounts receivable. No gain or loss is anticipated on the transfer of these assets.

    Revenue, as reported for the three and six months ended June 30, 1998 includes USS revenue of approximately $31,000 and $54,000, respectively. Operating Income, as reported for the three and six months ended June 30, 1998 includes operating losses for USS of approximately $411,000 and $723,000, respectively. USS operating losses are anticipated to continue until the transfer of the USS business later in 1998.

NOTE 3--IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY:

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs of start-up activities, as defined by SOP 98-5, be expensed as incurred in financial statements for fiscal years beginning after December 15, 1998. The Company has historically capitalized certain costs associated with start-up activities for new products, processes or operations and amortized the costs over a relatively short period of time (usually 12 to 24 months). The Company will adopt SOP 98-5 in January 1999. The Company currently has approximately $570,000 in start-up costs included on the balance sheet as Prepaid Expenses, and Intangible and Other Assets, net, principally related to the start-up of Urology Support Services. Given the current rate of amortization of these start-up costs, the impact of this change in accounting principle in January 1999 will be approximately $380,000 as a pre-tax write-off of remaining balances.

                                  UROCOR, INC.

                                 JUNE 30, 1998

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of June 30, 1998. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 1998, there was not a material net unrealized gain or loss on these investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of operations and financial condition of UroCor, Inc. ("UroCor" or the "Company") should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Cautionary Statements" included elsewhere in this Report.

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

    The Company currently derives over 85% of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, including governmental programs such as Medicare, private insurance and managed care plans, as well as individual patients. For the six months ended June 30, 1998, approximately 45%, 42%, 8% and 5% of the Company's revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    In the fourth quarter of 1997, the Company acquired co-promotion rights to two therapeutic products and began marketing these products to urologists. These co-promotion efforts result in revenue that is recognized as earned under the related agreement. The Company also has distribution rights for another therapeutic product currently under review by the United States Food and Drug Administration (the "FDA").

    In the fourth quarter of 1997, the Company started operations of the Urology Support Services business ("USS"), which currently provides limited business management services, primarily billing and accounts receivable management, to selected urologist clients. The Company believes that an opportunity exists for USS to serve growing demand by urologists for a range of business management services that is broader than the services currently offered by USS. In order to capitalize on this opportunity, the Company believes USS would require deployment of resources and management focus at a level which could result in dilution of management's focus on UroCor's core clinical services business. Consequently, the Company recently decided to pursue the transfer of the business and assets of USS to an independent company in which UroCor would retain a minority interest, as a result of which USS would be independently financed and focused solely on providing business management services to specialty physicians. The Company expects to complete the transfer of USS by the end of 1998.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 44.5%, from approximately $7.8 million in the three months ended June 30, 1997 to approximately $11.3 million in the three months ended June 30, 1998, and increased 37.8%, from approximately $15.9 million in the first six months of 1997 to approximately $21.9 million in the first six months of 1998. These increases resulted from an increase in case volume of 37.7% and 30.5% for the three and six month periods respectively, due primarily to expansion of the Company's client base and increased utilization of the Company's diagnostic products and services by existing clients. Revenue also increased as a result of therapeutic product co-promotion revenue.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 51.2%, from approximately $2.9 million in the three months ended June 30, 1997 to approximately $4.4 million in the three months ended June 30, 1998, and increased 43.4%, from $5.9 million in the first six months of 1997 to $8.5 million in the first six months of 1998. These increases were due principally to higher personnel costs and supply and distribution costs resulting from increased case volume. Incremental costs also resulted from USS business operations and expanded utilization of the Company's wide area network report delivery system by the Company's clients. As a percentage of revenue, direct expenses increased to 39.2% for the three months ended June 30, 1998 from 37.5% for the three months ended June 30, 1997, and increased to 38.7% of revenue for the first six months of 1998 from 37.2% for the first six months of 1997. These increases were due primarily to USS operations costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 48.6%, from approximately $4.0 million in the three months ended June 30, 1997 to approximately $5.9 million in the three months ended June 30, 1998, and increased 49.7%, from $7.7 million in the first six months of 1997 to $11.5 million in the first six months of 1998. These increases were due principally to higher personnel costs related to sales staff and management information services personnel and professional services, and increased provision for doubtful accounts. As a percentage of revenue, selling, general and administrative expenses increased to 52.7% for the three months ended June 30, 1998 from 51.2% for the three months ended June 30, 1997, and increased to 52.6% of revenue for the first six months of 1998 from 48.4% for the first six months of 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs decreased 18.4%, from approximately $611,000 in the three months ended June 30, 1997 to approximately $499,000 in the three months ended June 30, 1998, and decreased 17.5%, from $1.2 million in the first six months of 1997 to $1.0 million in the first six months of 1998. This decline was due primarily to completion of certain external research agreements. As a percentage of revenue, research and development expenses decreased to 4.4% for the three months ended June 30, 1998 from 7.8% for the three months ended June 30, 1997, and decreased to 4.6% of revenue for the first six months of 1998 from 7.7% for the first six months of 1997.

    OTHER INCOME (EXPENSE). Interest income decreased in the three and six month periods ended June 30, 1998 compared to the same periods of 1997, due principally to the decreased cash, cash equivalents and investments that resulted from capital expenditures and an increase in accounts receivable. Interest expense decreased in the three and six month periods ended June 30, 1998 compared to the same periods of 1997, primarily because of a decrease in obligations under capital leases.

    INCOME TAXES. The income tax provisions for the three and six months ended June 30, 1998 of approximately $270,000 and $583,000, respectively, reflect federal, state and local income tax expense at a 38% effective rate. No income tax provision was recognized for the three and six month periods ended June 30, 1997 as a result of utilization of net operating loss carryforwards. Using an effective tax rate of 38%, the recognition of tax benefits reduced the tax provision for the second quarter of 1997 approximately $243,000 or $.02 per share and $700,000 or $.06 per share for the six months ended June 30, 1997. As of June 30, 1997, a valuation allowance against future benefits of net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset became more certain through a demonstrated positive earning history during 1997, the Company reevaluated the appropriateness of recognizing these future benefits and recorded a deferred tax asset in the fourth quarter of 1997.

    UROLOGY SUPPORT SERVICES. The following table sets forth the effects of the operating losses of USS on UroCor's reported results for the three and six month periods ended June 30, 1998. Operations of USS are expected to continue to incur losses until the transfer of this business to an independently financed company is completed. No gain or loss is expected on the transfer of USS' assets.

                                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                              JUNE 30, 1998       JUNE 30, 1998
                                                                           -------------------  -----------------
Operating income, as reported............................................      $   412,952        $     901,275
Operating income, excluding USS operating losses.........................          823,652            1,623,884
                                                                                  --------      -----------------
Net income, as reported..................................................      $   440,288        $     951,683
Net income, excluding USS operating losses...............................          694,200            1,399,700
                                                                                  --------      -----------------
Diluted earnings per share, as reported..................................      $       .04        $         .09
Diluted earnings per share, excluding USS operating losses...............      $       .06        $         .13

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had cash and cash equivalents of approximately $13.9 million, short-term marketable investments of approximately $6.0 million and long-term marketable investments of approximately $1.0 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years. As of June 30, 1998, cash, cash equivalents and marketable investments totaled approximately $21.0 million and the Company's working capital was approximately $38.3 million.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $18.6 million at June 30, 1998, an increase of approximately $5.0 million from December 31, 1997 or 37%. At June 30, 1998, the Company's average number of days sales in receivables was approximately 155 compared to 142 at December 31, 1997. The increase in accounts receivable during the six months ended June 30, 1998 was due primarily to additional payor documentation requirements imposed by Medicare and other third party payors which further complicate and lengthen the billing process and systems changes necessary to satisfy revised billing protocols by the Medicare payor. The Company believes that it has made progress in implementing certain systems and processing changes intended to resolve systems, documentation and related processing issues. In an effort to reduce its average number of days sales in receivables, the Company is continuing additional staffing, systems and process changes and is undertaking additional initiatives intended to improve its claims and collections efficiencies. The increase in accounts receivable is also partially attributable to initial revenue from therapeutics co-promotion activities and USS operations.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance compared to historical trends. The Company maintains what it believes to be an adequate level of an allowance for doubtful accounts through charges to operations which are included in selling, general and administrative expenses.

    Operating activities used net cash of approximately $2.0 million for the six months ended June 30, 1998 compared to approximately $3.9 million for the six months ended June 30, 1997. The net cash used in operating activities was primarily the result of an approximate $5.0 million increase in accounts receivable offset in part by net income of approximately $952,000, depreciation and amortization of approximately $1.2 million and an approximate $417,000 increase in accounts payable.

    Net cash provided by investing activities was approximately $9.1 million for the six months ended June 30, 1998 and consisted primarily of maturities of short-term marketable investments of approximately $10.6 million and maturities of long-term marketable investments $982,000, offset by capital expenditures of approximately $2.3 million, and an increase in intangibles and other assets of approximately $215,000. Net cash used in financing activities was approximately $43,000 for the first six months of 1998, consisting primarily of principal payments under capital leases and other indebtedness of approximately $267,000 offset by proceeds from exercise of stock options of approximately $121,000 and proceeds of stock issuances pursuant to the employee stock purchase plan of approximately $103,000.

    The Company's capital expenditures of approximately $2.3 million for the six months ended June 30, 1998, were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $453,000 was related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the FDA. The total cost of the distribution rights is $3.0 million, payable in installments based on achievement of certain milestones by the manufacturer. The Company made an initial payment of $750,000 in December 1994 and a second installment of $500,000 in 1995 after the product was submitted for FDA review in April 1995. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. If the Company makes this payment in 1998, it intends to make any such payment from existing cash and investment balances.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended June 30, 1998, the Company issued a total of 28,238 shares of Common Stock for an aggregate consideration of $93,701 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. None of the foregoing transactions involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996 and the Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through June 30, 1998, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..................................  $    --
Purchase and installation of machinery and equipment............................     4,660,931
Purchases of real estate........................................................       --
Acquisition of other business(es)...............................................       --
Repayment of indebtedness.......................................................     2,128,403
Working Capital.................................................................     3,641,287
TEMPORARY INVESTMENTS:
  Short-term Commercial Paper...................................................     6,088,621
  Long-term Corporate and Treasury Notes........................................     1,030,559
  Cash Equivalents..............................................................     6,308,154
OTHER PURPOSES:
  Development and Expansion of Diagnostic Product Line..........................     4,911,952
  Development of Information Products and Services and Urological Disease
    Databases...................................................................     2,560,405
  Development of Therapeutic Product Line.......................................       724,556
  Development and Expansion of Clinical and Research Laboratories and Lab
    Information System..........................................................     2,494,991

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 22, 1998, at the Company's annual meeting of stockholders:

    A) The individuals listed below were elected to serve as Class II directors until the 2001 annual meeting. Set forth is the tabulation of votes cast.

NAME                                      SHARES VOTED FOR  SHARES WITHHELD   BROKER NON-VOTES
----------------------------------------  ----------------  ---------------  -------------------
Aaron Beam, Jr..........................       8,173,767         556,022                  0
Thomas C. Ramey.........................       8,173,767         556,022                  0

    B) The stockholders approved the First Amendment to the UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan to increase the number shares for which options may be granted under such Plan from 1,700,000 to 2,000,000. The tabulation of votes with respect to this item was as follows:

                     SHARES VOTED
SHARES VOTED FOR        AGAINST        SHARES ABSTAINED   BROKER NON-VOTES
----------------  -------------------  -----------------  ----------------
7,479,257                174,278              10,341           1,065,913

    C) The stockholders approved the UroCor, Inc. 1997 Employee Stock Purchase Plan. The tabulation of votes with respect to this item was as follows:

                     SHARES VOTED
SHARES VOTED FOR        AGAINST        SHARES ABSTAINED   BROKER NON-VOTES
----------------  -------------------  -----------------  ----------------
7,135,493                519,483               8,900           1,065,913

ITEM 5.  OTHER INFORMATION
  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in statements set forth under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

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

    UNCERTAINTY RELATED TO GOVERNMENT REGULATION. As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The various types of regulatory activity affect the Company's business by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretations by regulatory bodies, and no assurance can be given that any such changes will not have a material adverse effect on the Company's financial condition and results of operations.

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Social Security Act, and the anti-kickback and self-referral rules thereunder, prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and exclusion from the Medicare and other federally funded programs. In recent months, the federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a Civil Investigative Demand (the "CID") from the United States Department of Justice (the "DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The CID requires the Company to produce certain documents to the DOJ. The Company intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, and management believes its practices are in compliance, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from the Medicare program potentially resulting from such proceedings would have a material adverse effect on the Company.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that the Free/ Total PSA assay currently provided by the Company or any other products under development will be approved for reimbursement by Medicare or other third-party payors. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matterschanges on the Company.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. In recent years, the Company's Medicare intermediary and certain other third-party payors have increased the amount of time between their receipt of claims for reimbursement and payment to the Company as well as significantly increased the documentation and information requirements, further complicating the billing process. At June 30, 1998, the Company's average days sales in receivables was approximately 155, compared to 142 at December 31, 1997. Such changes have resulted in the Company's accounts receivable increasing at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. There can be no assurance that these payors will not further modify their payment practices and impose other requirements, which could have a material adverse affect on the Company's financial condition and results of operations. In addition, as a result of the increase in accounts receivable, the Company's allowance for doubtful accounts has increased. Although the Company maintains what it believes to be an adequate reserve for doubtful accounts, there can be no assurance that the Company will not be required to provide additional reserves, which could have an adverse affect on the Company's results of operations.

    RISKS RELATED TO UROLOGY SUPPORT SERVICES. The Company currently provides limited business management services, primarily accounts receivable management, to selected urologist clients, through the Company's USS business. The Company recently decided to pursue the transfer of the business and assets of USS to an independently financed company in which UroCor intends to retain a minority interest. The Company has made capital investments and incurred other expenses to develop the infrastructure and systems for USS. There are a number of factors outside the Company's control which may delay or hinder the transfer of USS. The operating losses of USS have had a negative impact on the Company during this initial development phase and are expected to continue through the completion of the transfer of the business. The Company anticipates no gain or loss on the transfer of the business, however, since a transaction has not yet been negotiated, there can be no assurance that the Company will be able to complete the transfer of this business, or if effected, that the terms of such transaction will allow the Company to recover its investment in the assets of USS. In addition, if a transfer of the business is not completed, the Company may incur losses upon disposition that could have a material adverse effect on the Company's results of operations.

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

Legislation governing the dissemination and use of medical record information is being proposed continually at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of the United States Department of Health and Human Services to recommend legislation or to promulgate regulations governing privacy standards for individually identifiable health information. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

           10.1*      Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto.

           10.2       The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.4 to the Registrant's Registration Statement on Form S-8 (Reg.
                      No. 333-58017), filed with the Commission on June 29, 1998).

           10.3       The UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as
                      amended, (incorporated by reference to Exhibit 4.4 to the Registrant's
                      Registration Statement on Form S-8 (Reg. No. 333-58015) filed with the
                      Commission on June 29, 1998).

           27         Financial Data Schedule

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

July 28, 1998

                                By:           /s/ MICHAEL N. MCDONALD
                                     -----------------------------------------
                                                Michael N. McDonald
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

July 28, 1998