Form 10-Q
period 1998-09-30
UROCOR INC
filed 1998-11-12
CIK 946945

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on November 6, 1998 was 10,463,775 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                           ---------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheets as of September 30, 1998 and December 31, 1997..............................      3

              Statements of Operations for the three and nine months ended September 30, 1998 and 1997...      4

              Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.............      5

              Notes to Unaudited Interim Financial Statements--September 30, 1998........................     6-7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    8-12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................     12

                                             PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..........................................................................     13

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................     13

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES............................................................     13

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     13

ITEM 5.       OTHER INFORMATION..........................................................................    14-19
              Cautionary Statements

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................     19

Signatures...............................................................................................     20

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                                               1997
                                                                                           SEPTEMBER 30,   -------------
                                                                                                1998
                                                                                           --------------
                                                                                            (UNAUDITED)
                                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................................  $   11,400,566  $   6,896,033
  Short-term marketable investments......................................................       6,064,109     16,697,067
  Accounts receivable, net of allowance for doubtful accounts of $8,103,226 in 1998 and
    $2,619,485 in 1997...................................................................      14,353,417     13,631,144
  Prepaid expenses.......................................................................         791,851        988,659
  Laboratory supplies, at average cost...................................................         561,049        497,639
  Inventory..............................................................................         335,658        111,096
  Deferred tax asset--current, net.......................................................       3,555,781      1,470,781
  Other current assets...................................................................       1,126,802        575,875
                                                                                           --------------  -------------
    Total current assets.................................................................      38,189,233     40,868,294
                                                                                           --------------  -------------
LONG-TERM MARKETABLE INVESTMENTS.........................................................       2,127,340      2,012,656
PROPERTY AND EQUIPMENT, net..............................................................       9,254,072      8,555,511
NON-CURRENT DEFERRED TAX, net............................................................         580,684        358,684
INTANGIBLE AND OTHER ASSETS, net.........................................................       2,166,945      2,656,974
                                                                                           --------------  -------------
    Total assets.........................................................................  $   52,318,274  $  54,452,119
                                                                                           --------------  -------------
                                                                                           --------------  -------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................................................................  $    3,067,961  $   2,263,645
  Accrued compensation...................................................................         746,907        665,817
  Current installments of obligations under capital leases...............................         267,990        441,435
  Other accrued liabilities..............................................................         880,897        108,421
                                                                                           --------------  -------------
    Total current liabilities............................................................       4,963,755      3,479,318
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments............................          32,371        217,697
                                                                                           --------------  -------------
    Total liabilities....................................................................       4,996,126      3,697,015
                                                                                           --------------  -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000 shares at September 30, 1998 and at December 31, 1997; no shares issued and outstanding at September 30, 1998 or at
    December 31, 1997....................................................................        --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at September 30, 1998 and at
    December 31, 1997; 10,430,168 shares issued and outstanding at September 30, 1998 and
    10,345,616 shares issued and outstanding at December 31, 1997........................         104,302        103,456
  Additional paid-in capital.............................................................      58,726,429     58,390,646
  Accumulated deficit....................................................................     (11,508,583)    (7,738,998)
                                                                                           --------------  -------------
    Total stockholders' equity...........................................................      47,322,148     50,755,104
                                                                                           --------------  -------------
    Total liabilities and stockholders' equity...........................................  $   52,318,274  $  54,452,119
                                                                                           --------------  -------------
                                                                                           --------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------------  ----------------------------
                                                                1998           1997           1998           1997
                                                            -------------  -------------  -------------  -------------
REVENUE...................................................  $  11,802,243  $   7,785,528  $  33,680,084  $  23,658,800

OPERATING EXPENSES:
  Direct cost of services and products....................      4,555,023      3,170,621     13,023,472      9,075,557
  Selling, general and administrative expenses............      6,048,164      3,953,187     17,548,680     11,633,297
  Research and development................................        531,112        497,852      1,538,666      1,719,308
  Special charges.........................................      8,205,606       --            8,205,606       --
                                                            -------------  -------------  -------------  -------------
    Total operating expenses..............................     19,339,905      7,621,660     40,316,424     22,428,162
                                                            -------------  -------------  -------------  -------------

OPERATING INCOME (LOSS):..................................     (7,537,662)       163,868     (6,636,340)     1,230,638

OTHER INCOME (EXPENSE):
  Interest, net...........................................        271,813        357,940        905,176      1,132,584
  Other...................................................       (339,125)      --             (339,125)      --
                                                            -------------  -------------  -------------  -------------
    Total other income (expense)..........................        (67,312)       357,940        566,051      1,132,584
                                                            -------------  -------------  -------------  -------------
Income (loss) before income taxes.........................     (7,604,974)       521,808     (6,070,289)     2,363,222
Income tax benefit........................................      2,884,264       --            2,301,264       --
                                                            -------------  -------------  -------------  -------------

NET INCOME (LOSS).........................................  $  (4,720,710) $     521,808  $  (3,769,025) $   2,363,222
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------

NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share......................  $        (.45) $         .05  $        (.36) $         .23
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent Shares
    Outstanding...........................................     10,422,252     10,183,693     10,382,736     10,161,763
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------
Diluted:
  Net Income (Loss) Per Common Share-- Assuming
    Dilution..............................................  $        (.43) $         .05  $        (.34) $         .21
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent Shares
    Outstanding--Assuming Dilution........................     11,043,984     11,069,309     11,058,709     11,097,105
                                                            -------------  -------------  -------------  -------------
                                                            -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................................  $  (3,769,025) $   2,363,222
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization..................................................      1,951,514      1,105,727
    Deferred income tax (benefit)..................................................     (2,307,000)      --
    Stock option compensation expense..............................................         93,085         96,032
    (Gain) loss on disposition of equipment........................................         (3,380)         6,960
    Loss on asset write downs......................................................      2,020,204       --
    Changes in assets and liabilities:
      Increase in accounts receivable..............................................       (722,273)    (4,526,305)
      (Increase) decrease in prepaid expense.......................................        196,808       (150,463)
      (Increase) decrease in laboratory supplies...................................        (63,410)       221,335
      Increase in inventory........................................................       (224,562)      (106,689)
      Increase in other current assets.............................................       (550,927)      (363,475)
      Increase (decrease) in accounts payable......................................        804,316       (548,676)
      Increase (decrease) in accrued compensation..................................         81,090       (941,208)
      Increase (decrease) in accrued liabilities...................................        772,476        (27,459)
                                                                                     -------------  -------------
        Net cash used in operating activities......................................     (1,721,084)    (2,870,999)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable investments, net.................     10,632,958        (29,374)
  Maturities (purchases) of long-term marketable investments, net..................       (114,684)     4,005,654
  Capital expenditures.............................................................     (3,898,862)    (4,205,348)
  Intangible and other assets......................................................       (277,871)      (272,312)
                                                                                     -------------  -------------
        Net cash provided by (used in) investing activities........................      6,341,541       (501,380)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock purchase plan.......................................        103,434       --
  Proceeds from exercise of stock options..........................................        139,415        108,063
  Principal payments under capital lease obligations and other indebtedness........       (358,773)      (469,044)
                                                                                     -------------  -------------
        Net cash used in financing activities......................................       (115,924)      (360,981)
                                                                                     -------------  -------------
Net increase (decrease) in cash and cash equivalents...............................      4,504,533     (3,733,360)
CASH AND CASH EQUIVALENTS, beginning of year.......................................      6,896,033     15,796,070
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $  11,400,566  $  12,062,710
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................  $      38,073  $     115,282
  Cash paid for income taxes.......................................................        550,000        350,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

    Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

NOTE 2--SPECIAL CHARGES:

    During the third quarter of 1998, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.....................................  $  4,700,000
Exit costs related to Urology Support Services ("USS")..........................     2,220,529
Non-strategic program asset write-offs & other restructuring costs..............     1,106,762
Severance costs for workforce reduction.........................................       178,315
                                                                                  ------------
Special charges.................................................................  $  8,205,606
                                                                                  ------------
                                                                                  ------------

    The Company determined that collection costs on certain aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4,700,000 was made for the older receivable balances.

    At the end of the third quarter, the Company made the decision to exit the USS business when it determined that a successful spin-off of the unit as an independent entity could not be completed in a timely manner and notified all employees affected. The exit costs related to this decision of $2,220,529 include employee severance costs for USS employees, estimated expenses for orderly termination and transition of USS' service contracts and related asset write-downs. Severance and outplacement costs of $128,604 are accrued for all 14 people employed by the USS business who were terminated after transitioning the existing service contracts at the end of October 1998. These benefits are anticipated to be paid out primarily in the fourth quarter of 1998 and the first quarter of 1999. The write-offs for software, start-up costs and other assets associated with the USS business totaled $1,763,178. Finally, the costs associated with terminating and transitioning the USS' service contracts have been accrued at $328,747 and are expected to be paid primarily in the fourth quarter of 1998 and the first quarter of 1999.

    Also at the end of the third quarter, the Company eliminated 23 positions across all departments of the Company as part of streamlining the organizational structure of the Company. The severance and outplacement costs associated with this workforce reduction totaled $178,315 and are anticipated to be paid primarily during the fourth quarter of 1998. In addition to the workforce reduction, the Company's restructuring included the elimination of certain non-strategic programs, which resulted in asset write-downs principally for research and software assets totaling $888,741. Other non-recurring costs associated with this restructuring totaled $218,021.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

NOTE 3--IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY:

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs of start-up activities, as defined by SOP 98-5, be expensed as incurred in financial statements for fiscal years beginning after December 15, 1998. The Company has historically capitalized certain costs associated with start-up activities for new products, processes or operations and amortized the costs over a relatively short period of time (usually 12 to 24 months). The Company will adopt SOP 98-5 in January 1999. The Company currently has approximately $71,000 in start-up costs included on the balance sheet as Intangible and Other Assets, net. Given the current rate of amortization of these start-up costs, the impact of this change in accounting principle in January 1999 will be approximately $62,000 as a pre-tax write-off of remaining balances.

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of September 30, 1998. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 1998, there was not a material net unrealized gain or loss on these investments.

NOTE 5--COMMITMENTS:

    In June 1998, the Company amended its lease agreement with Presbyterian Health Foundation to reflect the Company's planned relocation to an adjacent building currently under construction. The Company anticipates it will relocate to the new facility by mid-1999. Pursuant to the lease amendment, the Company's rent for its facilities will increase by approximately $270,000 per year, subject to annual adjustment. The lease expires by its terms in 2013, subject to early termination provisions. In addition, the Company has committed to funding a portion of the building tenant improvements and expects to spend in excess of $2.0 million for such improvements and other capital expenditures related to the new building.

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

    The Company currently derives over 85% of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans, and governmental programs (i.e. Medicare), as well as individual patients and physicians. For the nine months ended September 30, 1998, approximately 45%, 43%, 7% and 5% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the nine month's ended September 30, 1998, the Company derived approximately 10% of its revenue from the marketing of two therapeutic products pursuant to a co-promotion agreement entered into in October 1997. Under the agreement, the Company recognizes revenue when earned based primarily on the attainment of mutually agreed upon sales goals, therefore, the revenues recorded in respect of prior periods may not be indicative of future results. The Company also has distribution rights for another therapeutic product currently under review by the United States Food and Drug Administration (the "FDA").

    At the end of the third quarter 1998, the Company took three actions directed at increasing earnings growth potential. First, the Company decided to exit the USS business based on its determination that completing an acceptable spin-off transaction on a timely basis was not probable. Second, the Company accelerated efforts directed at improving its accounts receivable billing, processing and collection systems and, accordingly, increased its reserve levels for significantly past due balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions. Special charges related to these three actions totaled approximately $8.2 million.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 51.6%, from approximately $7.8 million in the three months ended September 30, 1997 to approximately $11.8 million in the three months ended September 30, 1998, and increased 42.4%, from approximately $23.7 million in the first nine months of 1997 to approximately $33.7 million in the first nine months of 1998. These increases resulted from an increase in case volume of 40.6% and 34.1% for the three and nine month periods respectively, due primarily to expansion of the Company's client base and increased utilization of the Company's diagnostic products and services by existing clients. Revenue also increased as a result of therapeutics product co-promotion revenue, which totaled approximately $1.3 million for the three months ended September 30, 1998 and approximately

$3.7 million for the nine months ended September 30, 1998. There was no comparable therapeutics revenue for the three or nine month periods ended September 30, 1997.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 43.7%, from approximately $3.2 million in the three months ended September 30, 1997 to approximately $4.6 million in the three months ended September 30, 1998, and increased 43.5%, from $9.1 million in the first nine months of 1997 to $13.0 million in the first nine months of 1998. These increases were due principally to higher personnel costs and supply and distribution costs resulting from increased case volume. Incremental costs also resulted from USS business operations and expanded utilization of the Company's wide area network report delivery system by the Company's clients. As a percentage of revenue, direct expenses decreased to 38.6% for the three months ended September 30, 1998 from 40.7% for the three months ended September 30, 1997, and increased to 38.7% of revenue for the first nine months of 1998 from 38.4% for the first nine months of 1997. The decrease for the three month periods relates, in part, to higher logistics costs resulting from a UPS strike in August 1997. The increase for the nine month period was due to growth of the Company's serum and microbiology products each having lower profit margins than those of most of the Company's other products, as well as the incremental USS operations costs and wide area network report delivery system costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 53.0%, from approximately $4.0 million in the three months ended September 30, 1997 to approximately $6.0 million in the three months ended September 30, 1998, and increased 50.8%, from $11.6 million in the first nine months of 1997 to $17.5 million in the first nine months of 1998. These increases were due principally to higher personnel costs related to management information services personnel, sales staff and accounts receivable personnel and increased provision for doubtful accounts receivable. As a percentage of revenue, selling, general and administrative expenses increased to 51.2% for the three months ended September 30, 1998 from 50.8% for the three months ended September 30, 1997, and increased to 52.1% of revenue for the first nine months of 1998 from 49.2% for the first nine months of 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs increased 6.7%, from approximately $498,000 in the three months ended September 30, 1997 to approximately $531,000 in the three months ended September 30, 1998, and decreased 10.5%, from $1.7 million in the first nine months of 1997 to $1.5 million in the first nine months of 1998. This decline was due primarily to completion of certain external research agreements. As a percentage of revenue, research and development expenses decreased to 4.5% for the three months ended September 30, 1998 from 6.4% for the three months ended September 30, 1997, and decreased to 4.6% of revenue for the first nine months of 1998 from 7.3% for the first nine months of 1997.

    SPECIAL CHARGES AND USS OPERATIONS. During the third quarter 1998, the Company recognized special charges related to three actions. First, the Company made the decision to exit the USS business when it determined that a successful spin-off of the unit as an independent entity could not be completed in a timely manner. The exit costs related to this decision totaled approximately $2.2 million and include severance and outplacement costs for USS employees, estimated expenses for orderly termination and transition of USS' service contracts and related asset write-downs. Second, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company determined that collection costs on specific aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4.7 million was made for these older receivable balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions, resulting in approximately $889,000 in asset write-downs, approximately $178,000 in severance and outplacement costs and approximately $218,000 in other non-recurring costs related to these initiatives. The aggregate charges for these three actions totaled approximately $8.2 million for the three months ended September 30, 1998 and there were no such charges for the three months ended September 30, 1997.

    1998 operating losses for the USS business are reflected as operating expenses in excess of associated revenue and totaled approximately $406,000 and $1.1 million for the three and nine month periods, respectively. The following table sets forth the effects of the special charges and the operating losses of USS on UroCor's operating income for the three and nine month periods ended September 30, 1998.

                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                                        ------------------  ------------------
Operating loss, as reported...........................       ($7,537,662)        ($6,636,340)
Operating income, excluding Special charges and USS
  operating losses....................................         1,074,432           2,721,438

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 24.0%, from approximately $358,000 in the three months ended September 30, 1997 to approximately $272,000 in the three months ended September 30, 1998, and decreased 20.1% from approximately $1.1 million in the first nine months of 1997 to approximately $905,000 in the first nine months of 1998. This decline was due principally to the decreased cash, cash equivalents and investments that resulted from capital expenditures and an increase in accounts receivable. Other expense of approximately $339,000 for both the three and nine month periods ended September 30, 1998 was primarily due to non-recurring charges for professional advisors fees related to implementing the Company's Stockholder Rights Plan and review of an unsolicited purported acquisition offer in the third quarter of 1998. The following table sets forth the effects of the special charges, the operating losses of USS and the other expenses on UroCor's net income and diluted earnings per share for the three and nine month periods ended September 30, 1998.

                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                                        ------------------  ------------------
Net loss, as reported.................................       ($4,720,710)        ($3,769,025)
Net income, excluding special charges, USS operating
  losses and other expense............................           829,046           2,243,053
                                                        ------------------  ------------------
Diluted loss per share, as reported...................             ($.43)              ($.34)
Diluted earnings per share, excluding special charges,
  USS operating losses and other expense..............              $.08                $.20

    INCOME TAXES. The income tax benefits recorded for the three and nine months ended September 30, 1998 of approximately $2.9 and $2.3 million, respectively, reflect federal and state income tax benefits at a 38% effective rate. No income tax provision was recognized for the three or nine month periods ended September 30, 1997 as a result of utilization of net operating loss carryforwards. Using an effective tax rate of 38%, the recognition of tax benefits reduced the tax provision for the third quarter of 1997 approximately $198,000 or $.02 per share and $898,000 or $.08 per share for the nine months ended September 30, 1997. As of September 30, 1997, a valuation allowance against future benefits of net deferred tax assets was recorded due to uncertainty regarding the realizability of such assets through sustained profitable operations. As realizability of this asset became more certain through a demonstrated positive earning history during 1997, the Company reevaluated the appropriateness of recognizing these future benefits and recorded a deferred tax asset in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, cash, cash equivalents and marketable investments totaled approximately $19.5 million and the Company's working capital was approximately $33.2 million. As of September 30, 1998, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $11.4 million, short-term marketable investments of approximately $6.1 million and long-term marketable investments of approximately $2.1 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $14.4 million at September 30, 1998, an increase of approximately $722,000 from December 31, 1997 or 5%. At September 30, 1998, the Company's average number of days sales in receivables was approximately 115 compared to 142 at December 31, 1997. The increase in accounts receivable during the nine months ended September 30, 1998 was partially offset by a special charge of $4.7 million as an additional provision for accounts receivable on which the estimated cost of additional collection efforts likely outweigh the expected proceeds. The Company believes that it has made progress in implementing certain systems and processing changes intended to improve systems processing and related collections results. In an effort to reduce its average number of days sales in receivables, the Company is continuing additional systems and process changes and is undertaking additional initiatives intended to improve its claims efficiencies and collections results. The increase in accounts receivable is also partially attributable to revenue from therapeutics co-promotion activities.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance compared to historical trends. The Company maintains what it believes to be an adequate level of an allowance for doubtful accounts through charges to operations which are normally included in selling, general and administrative expenses. During the third quarter of 1998, the Company provided a special charge of $4.7 million to increase the allowance for doubtful accounts.

    Operating activities used net cash of approximately $1.7 million for the nine months ended September 30, 1998 compared to approximately $2.9 million for the nine months ended September 30, 1997. The net cash used in operating activities was primarily the result of a net loss of approximately $3.8 million and the related deferred tax benefit of approximately $2.3 million and an increase in accounts receivable of approximately $722,000 and other current assets of approximately $551,000, offset in part by loss on asset write down of approximately $2.0 million, depreciation and amortization of approximately $2.0 million and an increase of accounts payable of approximately $804,000 and accrued liabilities of approximately $772,000.

    Net cash provided by investing activities was approximately $6.3 million for the nine months ended September 30, 1998 and consisted primarily of maturities of short-term marketable investments of approximately $10.6 million, offset by capital expenditures of approximately $3.9 million, an increase in intangibles and other assets of approximately $278,000 and purchases of long-term marketable investments of approximately $115,000. Net cash used in financing activities was approximately $115,000 for the first nine months of 1998, consisting primarily of principal payments under capital leases and other indebtedness of approximately $359,000 offset by proceeds from exercise of stock options of approximately $139,000 and proceeds of stock issuances pursuant to the employee stock purchase plan of approximately $103,000.

    The Company's capital expenditures of approximately $3.9 million for the nine months ended September 30, 1998, were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $867,000 was related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. In 1999, the Company expects to relocate to a new building, which is currently being constructed adjacent to the Company's existing facilities. The Company has committed to funding a portion of the building tenant improvements and expects to spend in excess of $2.0 million beginning in the second quarter of 1999 for such improvements and other capital expenditures related to moving to the new building. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the FDA The total cost of the distribution rights is $3.0 million, payable in installments based on achievement of certain milestones by the manufacturer. Prior to 1998, the Company made aggregate milestone payments of $1.25 million. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. If the Company is required to make this payment, it intends to do so out of existing cash and investment balances.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. For the nine months ended September 30, 1998, the Company recorded revenue of approximately $3.7 million under the agreement. The Company recognizes revenue under the agreement when earned based on the attainment of mutually agreed upon sales goals. Since these revenues are determined based upon performance-related criteria, revenues earned in respect of prior periods may not be indicative of future revenues. Annual sales goals and other contract provisions are the subject of discussions initiated by the manufacturer. The outcome of these discussions cannot be predicted, but could potentially result in a decrease in the Company's future revenues under the agreement.

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

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programming being written using two digits rather than four to define the applicable year. Any of the Company's systems, as well as those of key vendors, payors and customers, that have date sensitive logic may interpret a date using "00" as the year 1900 rather than 2000. This may result in inaccurate processing or possible system failure causing potential disruption of operations, including among other things a temporary inability to process transactions, send bills for services or engage in similar normal business activities.

    The Company believes that it has assessed the readiness of its internal computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. As the Company's computer systems are relatively new, there have not been any systems identified for which incremental cost to become Year 2000 compliant is expected to be material to the financial condition or results of operations of the Company.

    The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third parties with which it does business, including third party payors and customers, to coordinate year 2000 compliance. As the ability of these third parties to address their year 2000 issues adequately is outside the Company's control, there can be no assurance that the failure of third parties to address their respective year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

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

    From the effective date of the registration statement through September 30, 1998, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities........................  $    --
Purchase and installation of machinery and equipment..................     4,951,735
Purchases of real estate..............................................       --
Acquisition of other business(es).....................................       --
Repayment of indebtedness.............................................     2,220,211
Working Capital.......................................................     3,641,287
Temporary Investments:
  Short-term Commercial Paper.........................................     6,064,109
  Long-term Corporate and Treasury Notes..............................     2,127,340
  Cash Equivalents....................................................     3,352,046
Other Purposes:
  Development and Expansion of Diagnostic Product Line................     5,433,738
  Development of Information Products and Services and Urological
    Disease Databases.................................................     2,646,296
  Development of Therapeutic Product Line.............................       984,951
  Development and Expansion of Clinical and Research Laboratories and
    Lab Information System............................................     3,128,146

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company is also planning to offer additional therapeutic products and information services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage expansion into and operation of therapeutics or information services businesses.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, availability and cost of logistic and delivery services, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The Company relies principally upon Federal Express, UPS and Airborne Express for inbound and outbound shipping of specimens and kits for its diagnostics operations; any disruption in the availability of such logistics and delivery services could have a material adverse effect on the Company's operating results. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company's operating results may continue to fluctuate in the future.

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

    In July 1998, the Company received a Civil Investigative Demand (the "CID") from the United States Department of Justice (the "DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The DOJ has given the Company no further information regarding the allegations or its inquiry. The CID required the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to the CID and intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, and management believes its practices are in compliance, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings would have a material adverse effect on the Company.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT; POTENTIAL HEALTH CARE REFORM. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. There can be no assurance that any products the Company currently has under development will be approved for reimbursement by Medicare or other third-party payors. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

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

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products through its UroTherapeutics Group. The Company currently has acquired distribution or co-promotion rights for three therapeutic products. For the nine months ended September 30, 1998, the Company recorded revenue of approximately $3.7 million under a co-promotion agreement with the manufacturer of two of these products. The Company recognizes revenue under this agreement when earned based principally on the attainment of mutually agreed upon sales goals. Since these revenues are determined based upon performance-related criteria, revenues earned in respect of prior periods may not be indicative of future revenues. Annual sales goals and other contract provisions are the subject of discussions initiated by the manufacturer. While the outcome of these discussions cannot be predicted, there can be no assurance that the results of such discussions would not have an adverse effect on the Company's future revenues under the agreement. There can also be no assurance that the Company will be successful in negotiating any additional distribution or other agreements related to therapeutic products in the future or that it will be able to profitably market and distribute therapeutic products in the future.

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCT. The Company has a distribution agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. As a result of an August 1998 FDA site visit and subsequent discussions between BioChem and the FDA, BioChem must yet upgrade one portion of its manufacturing process to meet FDA requirements. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. At September 30, 1998, the Company's average days sales in receivables was approximately 115, compared to 142 at December 31, 1997. The Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, as a result of the increase in accounts receivable, the Company's allowance for doubtful accounts has increased. While the Company believes that it has made progress in implementing certain systems and processing changes intended to improve its collections results, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company will not be required to provide additional reserves, which could have an adverse affect on the Company's results of operations.

    RISKS RELATED TO TERMINATION OF UROLOGY SUPPORT SERVICES BUSINESS. During 1998, the Company provided limited business management services, primarily billing and collection services, to selected urologist clients, through the Company's USS business. As a result of the Company's decision as of the end of the third quarter to exit this business, the Company has incurred and expects to incur severance and other expenses. The Company believes it has accrued as of the end of the third quarter the estimable expenses associated with terminating the existing service contracts and related exit activities. There can be no assurance that additional expenses related to these activities or to unexpected consequences of exiting the USS business will not affect future periods. Such occurrences may have a material adverse affect on operating results of such future periods.

    UNCERTAINTIES RELATED TO INVESTMENTS IN DISEASE MANAGEMENT INFORMATION SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce in the future related to the clinical management of urologists' patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in one disease state. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

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

    YEAR 2000 RISKS. The Company's computerized information systems are relatively new and in assessing the readiness of all key internal systems to accommodate date sensitive information for the year 2000, the Company has not found any programs that will require significant effort or incremental cost to address. Although the Company believes that it has sufficiently assessed its internal systems and does not expect to incur significant expenditures to address year 2000 issues, there can be no assurance that this will be the case. Additionally, the ability of third parties with whom the Company transacts business to address their year 2000 issues adequately is outside the Company's control. The Company has an ongoing project to communicate with the third parties with which it does business to coordinate year 2000 compliance. There can be no assurance that the failure of the Company or such third parties to address their respective year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

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

 3.1*   Certificate of Incorporation, as amended.

 4.1    Rights Agreement dated as of August 17, 1998, between the Company and
        American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
        8-K, filed with the Commission on August 21, 1998).
 4.2 Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 21, 1998).

10.1* Employment Agreement, dated July 23, 1998 between Michael W. George and UroCor, Inc.

10.2* Amendment No. 2 dated June 16, 1998 amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated August 21, 1998 to report that on August 17, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan.

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

                                                 AND CHIEF EXECUTIVE OFFICER

November 12, 1998

                                          By:      /s/ MICHAEL N. MCDONALD

                                             -----------------------------------
                                                     Michael N. McDonald

                                             VICE-PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER

November 12, 1998