Form 10-K
period 1998-12-31
UROCOR INC
filed 1999-03-31
CIK 946945

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                 A DELAWARE                    IRS EMPLOYER IDENTIFICATION
                CORPORATION                          NO. 75-2117882

                             840 RESEARCH PARKWAY
                         OKLAHOMA CITY, OKLAHOMA 73104

                        Telephone Number (405) 290-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 Par Value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting stock (Common Stock) held by non-affiliates of registrant as of March 15, 1999............................  $49,225,389
Number of shares of registrant's Common Stock outstanding as of March 15,
  1999.........................................................................  10,498,692

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's proxy statement relating to the 1999 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                  DESCRIPTION

ITEM                                                                                                                  PAGE
---------                                                                                                             -----

PART I...........................................................................................................           1
                  1.  BUSINESS...................................................................................           1
                  2.  PROPERTIES.................................................................................          23
                  3.  LEGAL PROCEEDINGS..........................................................................          23
                  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................          23

PART II..........................................................................................................          24
                  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................          24
                  6.  SELECTED FINANCIAL DATA....................................................................          26
                  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......          27
                 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................          34
                  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................          34
                  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......          34

PART III.........................................................................................................          35
                 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................          35
                 11.  EXECUTIVE COMPENSATION.....................................................................          35
                 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................          35
                 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................          35

PART IV..........................................................................................................          35
                 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................          35

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. UROCOR, INC.'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS", "BUSINESS--CAUTIONARY STATEMENTS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SEE ALSO "BUSINESS--SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS".

ITEM 1. BUSINESS

OVERVIEW

    UroCor, Inc. ("UroCor" or the "Company") markets a comprehensive range of integrated products and services to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders directly to urologists and managed care organizations. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    The Company's UroDiagnostics Group provides comprehensive diagnostic services to detect major urologic conditions, predict prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. The Company's UroTherapeutics Group acquires marketing and co-promotion rights to urologic pharmaceutical products and selected devices for use by urologists and their patients. UroCor markets these services and products directly to urologists and managed care organizations across the United States through the Company's urology-focused sales force.

    UroCor's UroSciences Group develops, evaluates and applies new diagnostic products and technologies and facilitates the development and utilization of the Company's disease databases and related information systems. The Company's Disease Management Information Systems Group is developing proprietary urologic disease databases and disease management models directed at improving the diagnosis and treatment of patients. This Group developed and manages LithoSavant, a proprietary information system and national database, as well as a proprietary Internet-based wide area network that links the Company to many of its clients.

    UroCor was incorporated in Delaware in 1988 as the successor to a Texas corporation that was incorporated in 1985.

UROLOGY MARKET

    UroCor serves the segment of the United States urology market consisting of approximately 7,500 office-based urologists, including those affiliated with managed care organizations. These urologists diagnose and treat patients for prostate cancer, bladder cancer, kidney stone disease, incontinence and other complex urologic diseases. Their patients have generally been referred to them by other physicians.

    The urologist often serves as the primary diagnostician, oncologist and surgeon, when surgery is required, for the treatment of prostate cancer, bladder cancer and many other conditions. Patients with prostate or bladder cancer generally require management of the disease by the urologist throughout a disease cycle ranging from three to ten years. The urologist may require sophisticated diagnostic and information services and a wide range of therapeutic products and services throughout that period. Despite the urologist's need for comprehensive services, most urologists are still served primarily by local hospitals, pathology groups and many other companies that do not focus on urologic disease or the urologist's practice.

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES

    The table on the following two pages sets forth the Company's principal diagnostic, therapeutic and information products and services in terms of current offerings, expected 1999 offerings and offerings in-process of research and new product development by UroCor in the urology market. The table is also segregated by urologic disease to illustrate the Company's disease management strategy:

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES

-------------------------------------------------------------------------------------------
              PRODUCT CATEGORY                                   PROSTATE
-------------------------------------------------------------------------------------------
DIAGNOSTIC SERVICES
These services assist clinicians in            SERUM--TOTAL PSA; COMPLEXED PSA; FREE/TOTAL
diagnosing, selecting appropriate therapies,   RATIO
and managing their patients with urologic      Measurement of serum PSA levels enable
diseases.                                      clinicians to detect initial disease and
The benefits that UroCor provides are:         monitor disease recurrence. UroCor offers a
- Specialization in detection and diagnosis    broad range of PSA and serum testing.
  of urologic diseases.                        ANATOMIC PATHOLOGY--PROSTATE BIOPSY
- Large, specialized uropathology group with   UroCor's board-certified pathologists offer
  significant cumulative experience in these   clinicians increased confidence in diagnosis.
  diseases.                                    UROSCORE--STAGING ALGORITHM
- Broad range of advanced technologies and     An advanced diagnostic algorithm which allows
  capabilities to assist in diagnosis and      clinicians to better understand the stage of
  prognosis.                                   a patient's disease for selecting appropriate
                                               treatment alternatives.
                                               DNA PLOIDY ANALYSIS
                                               UroCor's capability and experience with cell
                                               DNA content measurements aids in predicting
                                               the aggressiveness of disease.
                                               THE COMPANY IS RESEARCHING AND DEVELOPING
                                               ADDITIONAL DIAGNOSTIC/PROGNOSTIC CAPABILITIES
                                               (I)
-------------------------------------------------------------------------------------------
THERAPEUTIC PRODUCTS
Therapeutics generally targeted to the         BRACHYTHERAPY--RADIATION SEED IMPLANTS (L)
disease states for which UroCor has            UroCor has signed an exclusive agreement to
complementary diagnostic services and          market Iodine-125 implants which are used in
capabilities.                                  the treatment of early, localized prostate
Therapeutic products in disease states         cancer (awaiting FDA approval).
compatible with UroCor's marketing,            ZENECA CO-PROMOTION
information services and disease management    UroCor currently co-promotes Zeneca's
approach.                                      hormonal therapy products for prostate cancer
Expect to market with unique service and       (Casodex-Registered Trademark- and
convenience enhancements and information       Zoladex-Registered Trademark-)
resources.                                     THE COMPANY IS SEEKING ADDITIONAL THERAPEUTIC
                                               PRODUCTS THROUGH ACQUISITION, MARKETING,
                                               LICENSING OR CO-PROMOTION ARRANGEMENTS.
-------------------------------------------------------------------------------------------
INFORMATION SERVICES
Account access and diagnostic reporting via    INTERNET REPORT DELIVERY SYSTEM
proprietary Internet-based network, marketed   TAILORED PATIENT EDUCATION MATERIAL
as Internet Report Delivery System or IRDS.    Patient diagnosis-specific materials,
Advanced information reporting and data        available to the urologist with the
capabilities.                                  diagnostic report via the Internet, fax or
Managed disease databases and disease models.  mail, to help educate patients regarding their disease.
                                               PROSTATE DISEASE DATA BASE
                                               The Company believes it maintains the most
                                               comprehensive diagnostic prostate data base
                                               with over 120,000 cases.

-------------------------------------------------------------------------------------------

(L)--Expected 1999 launch; (I)--In-process of research and new product development

-------------------------------------------------------------------------------------------
                   BLADDER                                  KIDNEY/INCONTINENCE
-------------------------------------------------------------------------------------------

CYTOLOGIC PATHOLOGY                            KIDNEY STONE ANALYSIS
UroCor's pathologists have extensive           UroCor uses advanced systems to analyze the
experience in the diagnosis of bladder         composition of stones, which is used by
cancers. Such expertise is applied to this     urologists to direct treatment.
difficult diagnostic area which detects and    KIDNEY STONE DIAGNOSTIC RISK ASSESSMENT
analyzes cancer cells in a urine specimen.     A comprehensive evaluation of the underlying
MICROHEMATURIA                                 causes of stone formation, which may indicate
A product developed to help clinicians         the likelihood of a recurrence.
determine whether the source of trace of       GENERAL SERUM CHEMISTRIES
blood in the urine originated from the kidney  Serum testing capabilities that are helpful
or bladder.                                    in understanding the patients' general health
DD23 MARKER ANALYSIS                           or overview of a particular disease.
A proprietary marker used in conjunction with  THE COMPANY IS RESEARCHING AND DEVELOPING
cytology which helps in the detection of       ADDITIONAL DIAGNOSTIC/PROGNOSTIC CAPABILITIES
bladder cancer.                                (I)
P53 MOLECULAR TESTING
A proprietary test utilized to detect gene
mutations which may predict cancers that are
more aggressive and may result in early
recurrence.
THE COMPANY IS RESEARCHING AND DEVELOPING
ADDITIONAL DIAGNOSTIC/PROGNOSTIC CAPABILITIES
(I)
-------------------------------------------------------------------------------------------

PACIS-REGISTERED TRADEMARK---BCG (L)           PERSIST-REGISTERED TRADEMARK- TREATMENT
UroCor has exclusive U.S. marketing rights     SYSTEM
for PACIS BCG therapy for certain types of     An FDA-approved incontinence treatment system
bladder cancer (awaiting FDA approval).        to help patients manage incontinence.
THE COMPANY IS SEEKING ADDITIONAL THERAPEUTIC  [UroCor's initial entry into Incontinence]
PRODUCTS THROUGH ACQUISITION, MARKETING,       THE COMPANY IS SEEKING ADDITIONAL THERAPEUTIC
LICENSING OR CO-PROMOTION ARRANGEMENTS.        PRODUCTS THROUGH ACQUISITION, MARKETING,
                                               LICENSING OR CO-PROMOTION ARRANGEMENTS.

-------------------------------------------------------------------------------------------

INTERNET REPORT DELIVERY SYSTEM                INTERNET REPORT DELIVERY SYSTEM
TAILORED PATIENT EDUCATION MATERIAL (L)        PATIENT SPECIFIC TREATMENT PLANS
The Company is developing patient diagnosis    A specific patient treatment plan based on
specific materials to be delivered to the      the diagnostic workup of the patient
urologist with the diagnostic report via the   delivered in conjunction with the diagnostic
Internet, fax or mail, to help educate         report in kidney stones management.
patients regarding their disease.              LITHOSAVANT
BLADDER DISEASE DATA BASE (L)                  A proprietary information system and national
The Company is developing a comprehensive      data base to help direct the treatment and
patient database to assess specific cases in   tracking of stone disease and outcomes.
comparison to national trends and diagnostic
outcomes.
-------------------------------------------------------------------------------------------

DISEASE MANAGEMENT BUSINESS

DIAGNOSTIC SERVICES

    The UroDiagnostics Group, also known in the urology market as UroCor Labs, provides to office-based urologists the comprehensive diagnostic services listed in the previous table to detect and diagnose certain major urologic diseases, make a prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. The UroDiagnostics Group generated approximately 85% of the Company's 1998 revenues.

    The Company emphasizes enhanced service, including the delivery of a comprehensive detailed report to the referring physician after completion of each specimen analysis. The Company's relations with its clients are supported through its home office-based regional customer service representatives and field-based client relations representatives, who are responsible for handling inquiries from referring physicians and providing support to the Company's sales force.

    PROSTATE CANCER

    Management of prostate cancer requires the urologist to screen, detect, diagnose, prognose and treat the patient and monitor progression of the disease. UroCor has developed and markets products and services that assist the urologist in each of the diagnostic steps in this disease cycle.

    UroCor's PSA products are used in detection of the disease to improve the urologist's ability to identify true positive cancer patients. In addition to its Total PSA product, the Company offers Complexed PSA and Free/Total ratio, which are used for further accuracy in the presence of a negative first biopsy and may increase the urologist's ability to differentiate prostate cancer from benign disease.

    The current standard for diagnosis of the disease after the screening stage is the prostate biopsy. The Company's sextant biopsy product is a tool intended to increase the probability of finding small, localized tumor tissue in the prostate and to provide increased information from the specimen which can be used in more accurate prognosis of the disease. The Company's specimen collection techniques, reporting capabilities and database resources assist the urologist in identifying the location and severity of the disease.

    After detection and diagnosis of prostate cancer, the urologist must accurately "stage" or classify the disease to determine whether the cancer has spread beyond the prostate gland. UroCor developed its UroScore-Registered Trademark- test to assist the urologist in this step. After staging the disease, the urologist and patient determine whether to treat the disease with surgery, radiation or drug therapy or simply to monitor its progress. UroCor utilizes its expertise and capabilities to provide the urologist with additional information regarding the aggressiveness of a patient's cancer. This information is enhanced by the Company's pathologists who interpret the prognostic information in conjunction with the patient's diagnostic pathology report.

    After reaching a treatment decision, the urologist can monitor the patient for evidence of recurrence or eradication of the disease by using the Company's PSA products.

    BLADDER CANCER

    Some of the difficulties that the urologist faces in the diagnosis and management of bladder cancer include detecting tumors at an early stage, assessing the aggressiveness of tumors and monitoring for disease recurrence after treatment. UroCor's bladder cancer products provide the urologist with analysis and information capabilities in all significant aspects of the diagnosis and management of the disease. UroCor's bladder cellular analysis incorporates a multi-modality approach that the Company believes provides increased levels of analysis and corresponding improvements in accuracy of test results compared to standard cellular analysis. The Company's complete bladder cancer detection program combines the information from microscopic examinations of a patient's specimen combined, when requested, with two different techniques, an analysis of the DNA in cell nuclei and the use of one or more specific biomarkers, to assist in the pathologist's assessment for the presence of cancer.

    In September 1998, UroCor introduced a proprietary molecular diagnostics test for detecting mutations in the p-53 gene, which studies have shown may predict that the patient has an aggressive cancer. Presence of such mutations may warrant a more aggressive treatment strategy for patients with such mutations. UroCor can perform its p-53 determination using a urine specimen from a patient with bladder cancer, while existing methods for determining the status of a patient's p-53 gene must utilize a bladder biopsy obtained in a hospital procedure. The UroCor assay may be performed on the same urine specimen on which it performs its cellular analysis processes for the initial detection of bladder cancer or for recurrence of the cancer in patients successfully treated for the disease.

    An additional condition that may relate to a number of urinary tract diseases and infections is microhematuria, or the presence of small amounts of blood in the urine. The initial challenge faced by the urologist in diagnosing the underlying cause of the microhematuria is to identify the source of the bleeding. UroCor's microhematuria diagnostic evaluation combines a microscopic examination of cells and urine sediment by pathologists with a urine protein chemistry analysis to provide the urologist with information on the probable location of the bleeding.

    KIDNEY STONES

    Kidney stone disease typically requires physical and chemical analysis of the stone, and, in many cases, analysis of patients' urine and serum specimens to assess the risk of disease recurrence and treatment options. Traditionally, the urologist was required to send each of the kidney stone, urine specimen and serum specimen to different testing service providers. UroCor's kidney stone management system offers a program in which the urologist delivers all specimens to UroCor and the Company provides an integrated analysis and report, as well as patient treatment plan materials specific for each diagnosis.

    In March 1998, UroCor introduced LithoSavant-TM-, an outcomes management system for use by lithotripsy centers and urologists managing kidney stones disease. This product was developed by UroCor in collaboration with the American Lithotripsy Society and consists of specialized outcomes tracking and reporting software used in conjunction with UroCor's national database on kidney stones disease. LithoSavant is marketed directly to lithotripsy centers including some of the national and regional chains which operate numerous centers across the country.

THERAPEUTIC PRODUCTS MARKETING

    The Company's UroTherapeutics Group seeks to provide therapeutic products and services to urologists for the care of their patients. To achieve this goal, the Company attempts to identify opportunities within targeted disease states to license, distribute, acquire from others or co-market urologic pharmaceuticals and related products and services used or prescribed by the urologist. The Company intends to capitalize on its large urology customer base and the skills of its urology-focused sales force to market such products and services to its client base. The Company plans to differentiate its product and service offerings from those of its competitors through ancillary services, which may include on-line computerized entry, just-in-time inventory management for the urologist's office, procedure trays to accompany selected therapeutic interventions, data base access, reimbursement assistance and oncologist consultation.

    PROSTATE CANCER

    ZENECA'S CASODEX AND ZOLADEX PRODUCTS. In October 1997, the Company entered into a co-promotion agreement with Zeneca Pharmaceuticals, Inc. ("Zeneca") pursuant to which the Company began co-promoting Casodex and Zolodex, Zeneca's therapeutic products for advanced prostate cancer. The Company continued co-promotion under the original agreement throughout 1998, and effective January 1,

1999, UroCor and Zeneca replaced the original agreement with a revised three-year co-promotion agreement, that is subject to termination under certain circumstances. UroCor promotes these therapeutic products principally through its relationships with its urologist clients. There are several other suppliers of products approved for the same medical applications as the Zeneca products and additional such products are being developed by others or already awaiting United States Food and Drug Administration ("FDA") approval.

    BRACHYTHERAPY: IODINE-125 RADIATION IMPLANTS. In September 1998, the Company acquired worldwide marketing and distribution rights from Mills BioPharmaceuticals, Inc. ("Mills") for a UroCor branded line of Iodine-125 ("I-125") radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. Brachytherapy is a form of radiation therapy in which up to 80 to 100 seeds may be implanted in the prostate under ultrasound guidance, increasingly performed as an out-patient procedure requiring no overnight hospital stay. Some studies published to date on up to ten-year follow-up of patients receiving this therapy have indicated success rates comparable to radical prostatectomy (surgical removal of the prostate) with lower reported incidence of serious incontinence and impotence side effects than those resulting from surgery.

    While this appears to make brachytherapy an increasingly popular treatment option from the patient's point of view, there are still many unanswered questions regarding which therapy is appropriate for a particular patient/diagnosis. As brachytherapy may also be used in conjunction with external beam radiation, hormonal therapy and other drug therapies, the treatment selection decisions may be further complicated. The Company believes its expertise in advanced diagnostic and prognostic technologies and its capabilities and extensive information systems and resources in prostate cancer cases may contribute to development of more rational processes to help patients and their urologists determine appropriate therapy.

    Mills is a private company founded in 1992 to commercialize its expertise in adapting radioactive elements in a range of important medical applications. Mills filed a Form 510(k) for approval by the FDA of its I-125 seed in December 1998. Based on discussions with Mills, the Company expects such approval during 1999 and to begin marketing shortly thereafter. There can be no assurance, however, that such approval will be obtained.

    Pursuant to its agreement with Mills, the Company plans to be the exclusive marketing agent for the Mills' seeds in the United States and in all other countries in which it secures distribution contracts with other parties for the product. There are several suppliers to the United States market of I-125 seeds and Palladium 103 radiation implants used for the same purpose.

    BLADDER CANCER

    PACIS BCG. In December 1994, the Company entered into an agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., granting the Company exclusive distribution rights in the United States for PACIS BCG, a therapeutic product for treating certain types of superficial bladder cancer. BCG is delivered directly into a patient's bladder by the urologist using a catheter, generally in an office-based procedure. The current BCG treatment procedure includes an initial series of six such doses over a six-week period, and some studies have indicated that additional maintenance doses of BCG delivered at lengthening intervals may be effective in delaying or eliminating recurrence of bladder cancer.

    Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the product in the United States. UroCor may not commence selling the product in the United States until BioChem has obtained such FDA approval. BioChem has advised the Company that it expects the final stages of the FDA review process will be completed in 1999. There can be no assurance, however, that such approval will be obtained. The Company has the right to terminate the agreement at any time prior to FDA approval of the product. In the event the FDA approves marketing of the BCG product in the United States, the Company's ability to maintain its exclusive distribution rights is conditioned upon meeting certain minimum sales requirements. There are two other suppliers of FDA approved BCG products in the United States and numerous alternative drugs or surgery which may be used for treating this disease.

    INCONTINENCE

    PERSIST TREATMENT SYSTEM. In August 1998, UroCor and DesChutes Medical Products, Inc. ("DesChutes") entered into an agreement providing for UroCor to market DesChutes' Persist Treatment System for incontinence. This FDA-approved treatment system can be used by urologists and their patients in a program of physical conditioning and bio-feedback of muscle groups employed to help rebuild and strengthen pelvic floor muscles. According to a study published in the Journal of the American Medical Association (JAMA) in December 1998, this type of therapy appears to be more effective than drugs or surgery alone and is preferred by patients experienced in alternative treatments. In addition, physical conditioning muscle rehabilitation therapy of the type in which Persist may be used can also be combined with drug therapy or surgery to improve their effectiveness.

    The National Institute of Health and the United States Department of Health have indicated that treatment modalities of the type offered by Persist should be the first line therapy for treatment of stress incontinence, urge incontinence and incontinence which may result from radical prostatectomy surgery. Patients with these conditions reportedly spend over $13 billion per year as a result of their condition, most of it on dryness products that do nothing to address the underlying causes. Studies report that most of the patients who suffer from incontinence have not yet sought proper medical assistance in controlling this condition. This type of therapy is currently reimbursed by certain managed care plans and insurance companies but is not currently reimbursed by Medicare.

    Persist's design helps patients concentrate their efforts on the appropriate muscles and can relate physical progress to improved performance in bladder control. The Company initiated a pilot marketing of Persist in selected territories across the United States late in 1998 and intends to begin a phased national roll-out some time during the second quarter of 1999. Persist is a new product in a relatively new category of therapies for incontinence, and there remain many unresolved issues related to marketing, sales and distribution of the product which may affect future sales results. There also is a broad range of alternative products, drugs and surgery for treating incontinence and additional competing drugs and devices in development or awaiting FDA approval.

    In addition to the products and agreements noted above, the Company plans to pursue the license or acquisition of other therapeutic products for distribution through its sales force. The Company has no current plans to internally develop or manufacture therapeutic products.

SALES AND MARKETING

    The Company presently markets its diagnostic services and therapeutic products principally to the segment of the urology market consisting of more than 7,500 office-based urologists in the United States, many of whom are affiliated with one or more managed care organizations. UroCor has developed a sales force dedicated and trained to market to urologists, including representatives specialized in marketing to national accounts and managed care organizations. In early 1998, the Company completed the expansion and reorganization of its sales force. The 50% increase in the size of the sales force brought to 65 the number of sales representatives deployed across the United States. The Company believes it has one of the largest specialized sales forces focused solely on the urology market.

    The Company is primarily focusing its sales and marketing resources on increasing penetration and utilization of its products in urologists offices and adding products and services to its current offerings, while maintaining and selectively expanding its client base. The Company also intends to expand its wide area network link with its client base to enhance communication between the Company and its customers.

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

    In addition to its focus on individual urologists and managed care organizations, the Company is concentrating its marketing efforts on identifying and marketing products to the growing number of group practices and independent practice associations and networks forming to specialize in urology.

DIAGNOSTIC PRODUCT AND TECHNOLOGY DEVELOPMENT

    The Company's UroSciences Group combines access to external resources at leading academic centers, research institutes and other companies with the Company's internal development, assessment and applications capabilities to produce and launch new technologies and products.

    UroCor's collaboration with a biotechnology company led to development of its proprietary molecular p-53 gene mutation assay for bladder cancer. The Company is developing computer assisted imaging technology, known as quantitative nuclear grading, which it has used to measure the degree of disorganization of genetic material within cancer cell nuclei and to determine tumor aggressiveness and disease prognosis in prostate cancer. This technology is being evaluated along with other advanced technologies in collaboration with Johns Hopkins Medical Institutions in a project directed at applying advanced technologies to develop more powerful prognostic tools in prostate cancer. The project is partially funded by a 1998 grant from the Department of Defense.

    Over the past several years, the Company has also conducted a program of gene discovery and applications work in differentiating among normal prostate tissue, benign disease, prostate cancer and metastatic disease. The Company believes some of the specific genetic anomalies discovered as a result of this work may lead to advanced diagnostic and prognostic tools in prostate cancer. Many of the genes and gene fragments (expressed sequence tags or ESTs), discovered by UroCor scientists are covered by patent filings and recently issued patents. The Company is conducting discussions with major diagnostic companies regarding potential development of certain diagnostic applications of its technologies.

    The UroSciences Group has also helped create unique, disease specific databases from the diagnostic specimens received from the Company's clients in order to enhance current services and validate new products. In addition, a portion of the tissue and cellular specimens received and reviewed by the UroDiagnostics Group are stored for future reference and case information and test results are entered into the Company's client patient database. UroCor is working with urologists to obtain additional case information on therapy selection decisions, patient follow-up, outcomes and claims to add to its existing databases. The UroSciences Group's established working relationships with leading academic centers and research institutions also provide surgical pathology specimens and pathology and clinical information to be used for collaborative research and product development. Using the Company's combined specimen repository and patient databases, UroCor's scientists can evaluate new technologies or techniques, facilitating the determination of the clinical contribution that potential new products and services may represent.

    The primary purpose of the UroSciences Group is to develop additional diagnostic products and technologies for commercialization by the UroDiagnostics Group. Additionally, UroCor believes that some of the technologies acquired or in development in the Company's research and development programs may have applications in diagnostic and therapeutic product development outside the scope of UroCor's service business. The Company is seeking potential partners for further development of such products.

DISEASE MANAGEMENT INFORMATION SYSTEMS

    UroCor believes that useable, relevant information provides one of the most important components of disease management services. The Company intends to capitalize on its existing relationships with its urologist clients, academic centers and managed care organizations and its existing information resources to help improve the clinical management of patients with urologic disease.

    INTERNET-BASED WIDE AREA NETWORK. The Company's Disease Management Information Systems Group has developed a proprietary Internet-based wide area network that provides for communication between UroCor and over 1,000 of its physician clients. Through this network, which is marketed as UroCor's Internet Report Delivery System, those clients receive the case reports on their patients' current diagnostic findings. The Company intends to expand the number of clients accessing this network and increase capabilities to provide clients with the ability to request a status update for any specimens currently in the processing queue, request a consultation with one of the Company's pathologists and send their test requests plus patient and billing information to the Company in advance of a specimen.

    DISEASE DATABASES AND CLINICAL DECISION SUPPORT SYSTEMS. The Company is considering the further development of prostate, bladder and kidney stones disease specific databases and certain outcomes tracking and related information management tools. The Company's LithoSavant system for kidney stones management is an example of the type of useful information product that can result from this work. LithoSavant provides standardized data collection and outcomes reporting and a comprehensive national database for lithotripsy and kidney stones disease. The long-term goal of such databases is to provide urologists with further tools to assess the relative effectiveness of different treatment modalities and the ability to improve the management of their patients.

UROLOGY SUPPORT SERVICES BUSINESS--exited in 1998

    The Company commenced operations of its Urology Support Services ("USS") business in late 1997 intending to offer a broad range of business management services to urologists. UroCor decided to exit the USS business at the end of the third quarter of 1998 after determining that there was a need to focus management and resources on the Company's core diagnostic and therapeutic capabilities and opportunities. The Company initially sought to transfer USS to an independently financed company, but determined by the end of the third quarter that such a transaction could not be completed in a timely manner. The Company recorded charges related to the USS exit totaling approximately $2.2 million that included estimated expenses for termination and transition of USS' service contracts, related asset write-downs and severance and outplacement costs for USS employees. Total operating losses for USS, excluding the USS exit costs, for 1998 were approximately $1.1 million.

COMPETITION

    The market for providing urologists and managed care organizations with integrated diagnostic, therapeutic and information services is still emerging. The Company is not aware of any other company in urology that currently is providing the comprehensive approach pursued by the Company.

    The market for providing urologists with specialized diagnostic services for detection, diagnosis, prognosis and monitoring is highly competitive and fragmented. The majority of this market is served by hundreds of local free-standing or hospital-based pathology services that compete for the cellular and tissue diagnostic services offered by the Company. Other hospital laboratories, specialty laboratories and local, regional and national general reference laboratories provide some of the serum and other testing provided by the Company. The main competitive advantage of local and hospital pathology service providers is long-established local physician referral practices. The general reference laboratories' competitive strength is attributable primarily to their service capabilities to provide local couriers for specimen pickup and broad-based contracting ability with managed care organizations covering all their diagnostic testing needs in one agreement. Other companies that already market diagnostic products and medical supplies in other fields have begun marketing systems and kits for performing certain diagnostic tests in the urologist's office. The Company believes that it will be able to compete with these diagnostic product and service providers because of its disease management approach, its broad range of specialized diagnostic products and services, its urology-dedicated sales force and its focused product research and development and information development efforts.

    The Company also competes with many biotechnology companies, manufacturers of diagnostic systems and kits and many pharmaceutical companies as well as other producers and distributors of medical products for the acquisition of new technologies and products of potential importance to urologists. The Company believes its own product, technology and business development capabilities together with its expertise in urologic diseases and market access provide it with the ability to compete successfully in this area.

    In the therapeutics segment of the urology market, surgery performed by urologists as well as many other therapeutic products currently compete with or will compete with the Zeneca drugs being co-promoted by UroCor, the Company's distribution of the Persist Treatment System for incontinence and the Company's anticipated I-125 radiation implants for prostate cancer and PACIS BCG for bladder cancer. Many major and other pharmaceuticals companies, which can deploy larger sales organizations and research and development efforts than the Company, compete for sales of other urologic drugs and devices. Because of its existing relationships with urologists and its specialized sales force, the Company believes that it has the ability to compete in this market.

    Information systems companies, disease management companies and others may provide services and software products that will compete with the Company's current and proposed products and services. In addition, other companies, academic institutions and consortia are building regional or national databases focused on improving clinical and economic outcomes which may compete with the Company's applications of its urologic disease databases and related resources. Many of these competitors have considerably greater resources and experience than the Company in the development of software and information systems. The Company believes that the principal competitive factors for clinical outcomes database software are the quality, consistency and depth of the underlying clinical diagnosis and outcomes data, the usefulness of the data and reports generated by the software, customer service and support, ease-of-use, compatibility with the customer's existing information systems, potential for product enhancements and vendor reputation. The Company believes that it can compete in this area because of its established relationships with urologists and its expertise in and focus on urologic diseases.

    Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company. Many such competitors may also have long-established relationships with the Company's current and prospective customers and with greater numbers of managed care organizations.

GOVERNMENT REGULATION

    The health care industry in the United States is highly regulated, and the diagnostic service segment, which includes the Company's UroDiagnostics Group, is no exception. The Company's diagnostic operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA in the past has considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA requirements for the Company's in-house assays. The FDA currently regulates some of the tests and systems purchased by the Company from third parties and used in the Company's diagnostics business. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. If the UroSciences Group should decide to market any of its diagnostic technology as test kits to be used by third parties, such test kits would require FDA approval. The Company performs internal validation procedures and selected external clinical evaluations on new tests and markers which it intends to market. While no assurances may be given in such regard, the Company believes that it could adjust to any reasonable changes in applicable FDA requirements without significant disruption or financial impact. In the event that any such changes are more extensive than anticipated, these changes would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA regulates the products licensed or otherwise acquired from third parties and distributed or marketed by the UroTherapeutics Group. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The Company generally has no control and minimal, if any, input on those activities.

    The Company's business also is subject to a variety of governmental regulations at the federal, state and local levels. The Company's clinical laboratory is certified under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988 ("CLIA"), and participates in the federal Medicare program and certain state Medicaid programs. The Company also is licensed under the clinical laboratory licensure laws of Oklahoma, where the Company's clinical laboratory is located. In addition, the laboratory is accredited by the College of American Pathology. Because the Company provides clinical testing services to patients nationwide, its laboratory also is licensed under the laws of those state or local governments which the Company is aware have clinical laboratory regulation programs applicable to out-of-state laboratories. The Company believes that it has obtained all such licenses required for its operations and is in compliance in all material respects with all such applicable regulations.

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

    The federal Anti-Fraud and Abuse Amendments to the Social Security Act (the "Anti-Fraud and Abuse Amendments") proscribe the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a "federal health care program" (defined generally as "any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government") other than the federal Employees Health Benefit Program, and any state health care program, or (ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal health care program. Limited "safe harbor" regulations define a narrow scope of practices that will be exempted from federal prosecution or other enforcement action under the Federal Anti-Kickback Law and fail to exempt a wide range of activities frequently engaged in among hospitals and physicians and other third parties. Activities that fall outside the safe harbor rules are not necessarily illegal, although they may be subject to increased likelihood of scrutiny, investigation or prosecution. The Anti-Fraud and Abuse Amendments contain both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of DHHS and the United States Department of Justice (the "DOJ"). Civil sanctions may include, among others, exclusion from participation in the Medicare and state health care programs and civil money penalties.

    Congress made sweeping changes to various health care fraud provisions in the "Health Insurance Portability and Accountability Act of 1996" ("HIPAA"). HIPAA called upon the Secretary of DHHS to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. HIPAA called for additional potential penalties and sanctions, including increased monetary penalties and the exclusion of (i) individuals with direct or indirect ownership or control interest in a sanctioned entity if the individual knows or should know of the action constituting the basis for the conviction or exclusion of the entity, and (ii) officers or managing employees of the entity. HIPAA also created a federal crime of health care fraud, which applies to anyone who knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program, including any public or private plan or contract, affecting commerce, under which any medical benefit, item or service is provided to any individual. The Balanced Budget Act of 1997 ("BBA") expanded the sanctions under the Federal Anti-Kickback Law to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose. The BBA also further expanded anti-fraud funding, revised the resource-based relative value scale system, and called for the government to trim the growth of federal spending on Medicare by $115.1 billion and Medicaid by $13 billion over the subsequent five years.

    There is ever-increasing scrutiny by federal and state law enforcement authorities (including OIG and DHHS), the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Law enforcement authorities, the courts and Congress have demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent federal court decisions and activities initiated by the OIG, and, generally, courts have taken a broad interpretation of the scope of the Anti-Fraud and Abuse Amendments. Some courts have held that the Anti-Fraud and Abuse Amendments may be violated if merely one purpose of a payment arrangement is to induce future referrals.

    Because of such increased scrutiny and such broad interpretations, the Anti-Fraud and Abuse Amendments could limit the manner in which the Company conducts its business. There can be no assurance that any additional safe harbor regulations will be promulgated or that they will provide protection for any of the Company's activities. Although the Company seeks to structure its practices to comply with the Anti-Fraud and Abuse Amendments, no assurance can be given regarding compliance in any particular factual situation.

    Another federal provision, the physician self-referral and payment prohibition (commonly referred to as the "Stark law"), generally forbids, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services", for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." A "financial relationship" under the Stark law includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The Stark provisions became effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). Final Stark I regulations became effective on August 14, 1995. Stark II proposed regulations were published on January 9, 1998. Final Stark II regulations remain in the preparation stages and might not be published for several years. Penalties for violating the Stark law include denial of payment for any service rendered by an entity in violation of the prohibition, civil money penalties and exclusion from the Medicare and Medicaid programs.

    The Stark provisions also include specific reporting requirements providing that each entity furnishing covered items or services must provide the Secretary of DHHS with certain information concerning its ownership, investment and compensation arrangements. Reportable information includes the identification of all physicians who have a financial relationship with the entity. Failure to adhere to these reporting requirements may subject the entity to significant civil monetary penalties.

    A number of states, including New York and California, have enacted similar prohibitions to the Stark law covering referrals of non-Medicare as well as Medicare business. These state laws are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Stark law and similar state provisions are very broad in scope and the agencies responsible for their investigation and prosecution have considerable discretion. Although the Company seeks to structure its practices to comply with applicable provisions of the Stark law and similar state laws, it is unable to predict how these laws may be applied or interpreted in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could affect the Company's operations under certain circumstances.

    In July 1998, the Company received a Civil Investigative Demand (the "CID") from the DOJ concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to the initial CID, intends to produce documents to the DOJ in response to the second CID and intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings would have a material adverse effect on the Company.

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

    The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine (including pathology) and from employing physicians to practice medicine (including pathology). The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. Although the Company seeks to structure its practices to comply with these laws, no assurance may be given with regard to such matters and there can be no assurance that future interpretations of such laws will not require structural or organizational modifications of the Company's existing business.

    In August 1998, the OIG released a revised second set of model compliance plans for laboratories that are based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust, initiated in 1995. The OIG strongly recommended that laboratories adopt a form of compliance plan based on the model plans. The Company recently reorganized its compliance program to include components of the OIG's model compliance plan as the Company deemed appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business, they could affect physician test ordering habits more broadly. The Company is unable to predict whether or to what extent these developments may have an impact on the utilization of the Company's services.

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

THIRD-PARTY REIMBURSEMENT

    In 1996, 1997 and 1998, the Company received approximately 52%, 47% and 46%, respectively, of its revenue from services performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the services performed for Medicare beneficiaries, the Company must accept reimbursement from Medicare as payment in full, subject to applicable co-payments and deductibles. From time to time, federal budget legislation has instituted changes in Medicare's fee schedule relating to reimbursement for laboratory services which constitute a significant portion of the services furnished by the Company. Such recent changes generally lowered otherwise anticipated Medicare reimbursement rates for such services. Other legislative proposals have been made which, if enacted, could have an adverse effect on reimbursement of laboratory services. In addition, a significant portion of the services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services which are reimbursed by Medicare based on a methodology known as resource-based relative value scale ("RBRVS"). In 1997, Congress revised the RBRVS system and changed the manner in which fees are updated. This change and any future changes to the RBRVS system could have an adverse effect on the Company's Medicare reimbursement for physician pathology services.

    Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some third-party payors, but have not been established for all services or by all insurance carriers with respect to any particular service. Although substantially all of the Company's routine, non-investigational services receive reimbursement at various rates or on a case-by-case basis, some of the services that the Company may provide in the future may not be approved by Medicare or some other third-party payors and reimbursement rates on such services cannot be predicted. The Company cannot collect from Medicare or any other third-party payor for services not approved by them for reimbursement. Approval by Medicare or other federal agencies does not assure approval by other third-party payors. Most third-party payors, including Medicare, do not reimburse for services that they determine to be experimental, investigational or otherwise not reasonable and necessary for diagnosis or treatment. Formal coverage determinations are made, however, with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. Medicare may retroactively audit and review its prior payments to the Company, and may determine that certain of those payments must be returned. The Medicare carrier also may impose prepayment review on some or all claims for payment before reimbursing the Company. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Furthermore, Medicare and other third-party payors have, on occasion, denied reimbursement when certain tests are ordered for patients with certain diagnoses while approving reimbursement when the same tests are ordered for patients with other diagnoses deemed appropriate by the carrier. This practice recently has become more prevalent with respect to Medicare. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates and carrier limitations on the coverage of the Company's services or the use of the

Company as a service provider could have a material adverse effect on the Company's results of operations and financial condition.

    In addition, if the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors.

INTELLECTUAL PROPERTY

    The Company has entered into a variety of license and option agreements with academic centers and biotechnology companies covering technologies it believes may be of utility in the future in improving urologic disease management. Most of these arrangements provide the Company exclusive worldwide commercial rights in all human diagnostics and several also provide the option for therapeutic applications.

    The Company licenses patents and seeks patents when appropriate on discoveries and inventions concerning new technologies, products and improvements as part of its ongoing research, development and marketing efforts. While the Company believes these technologies and any patent protection which may become available should help the Company improve its competitive position in its market, the Company is not dependent on any such patents and does not expect to become dependent on patents in the future.

    The Company attempts to protect its proprietary products by relying on trade secrets and on non-disclosure and confidentiality agreements. The Company requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or other relationships with the Company. There can be no assurance that these agreements will provide meaningful protection for any of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

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

EMPLOYEES

    At December 31, 1998, the Company had 310 full-time and 27 part-time employees, of which 110 were employed in diagnostic services operations and support, 123 in sales and marketing, 17 in scientific research and development, and 87 in general and administrative. At December 31, 1998, the Company employed, full time, 10 persons with M.D. degrees and 5 persons with Ph.D. degrees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "--Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

    UNCERTAINTIES RELATED TO GOVERNMENT REGULATION AND ENFORCEMENT. As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The various types of regulatory activity affect the Company's business by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretations by regulatory bodies, and no assurance can be given that any such changes will not have a material adverse effect on the Company's financial condition and results of operations.

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Anti-Fraud and Abuse Amendment and the Stark law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and exclusion from the Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a CID from the DOJ concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to the initial CID, intends to produce documents to the DOJ in response to the second CID and intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings would have a material adverse effect on the financial condition and results of operations of the Company. In addition, any related regulatory announcements or actions with respect to enforcement activities could have a negative impact on the Company's stock price regardless of the ultimate outcome of the matters under investigation.

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

    The FDA regulates products licensed or otherwise acquired from third parties and distributed or marketed by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of such third parties to address their FDA regulatory issues is outside the Company's control. There can be no assurance that the failure of such third parties to address their FDA regulatory matters adequately will not have a material adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Persist Treatment System is a new product introduction into the health care market. There can be no assurance that the Persist Treatment System or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third party payors. Such uncertainty makes the amount and timing of Persist reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. In addition, if the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

    POTENTIAL HEALTH CARE REFORM. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the BBA that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

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

    NO ASSURANCE OF ACCESS TO AND DELIVERY OF NEW DIAGNOSTIC TECHNOLOGY. The markets for the Company's diagnostic products and services are characterized by rapidly changing technology, frequent new product introductions and enhancement and, therefore, rapid product obsolescence. There can be no assurance that the Company will be able to identify new products, trends or opportunities, develop and bring to market new products, respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials and technologies or receive commercial acceptance for its products.

    UNCERTAINTIES RELATED TO THE FDA APPROVAL OF THERAPEUTIC PRODUCTS. The Company has a distribution agreement with BioChem for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. As a result of an August 1998 FDA site visit and subsequent discussions between BioChem and the FDA, BioChem has undertaken upgrading certain portions of its manufacturing process and facility to meet FDA requirements. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that approval will be obtained.

    The Company also has a marketing agreement with Mills for a therapeutic product used for early stage prostate cancer. Pursuant to the marketing agreement, Mills is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. In December 1998, Mills filed a Form 510(k) with the FDA for approval. There can be no assurance that approval will be obtained.

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products through its UroTherapeutics Group. The Company currently has acquired distribution or co-promotion rights for five therapeutic products. While the Company has experience marketing two of the therapeutic products, there can be no assurance that the Company's future efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that, once it has obtained rights to a pharmaceutical product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product.

    For the year ended December 31, 1998, the Company recorded revenue of approximately $6.0 million under a co-promotion agreement with Zeneca. The Company recognized revenue under this agreement based principally on the attainment of mutually agreed upon sales goals. Effective January 1, 1999, UroCor and Zeneca replaced the original agreement with a revised three-year co-promotion agreement. Pursuant to the new agreement, UroCor will be compensated based on completed sales calls with a potential bonus based on the attainment of Zeneca's sales goals. Because of the difference in the criteria in the original agreement and the current agreement for determining UroCor's compensation, the Company does not believe that past results under the original agreement will be indicative of future results, and the Company currently does not anticipate that it will attain the same level of revenues under the current agreement that it attained in 1998 under the original agreement. The current agreement is subject to termination upon the occurrence of certain events or by either party in its discretion giving the other party prior notice of 90 days of termination without cause on or after September 30, 1999.

    POTENTIAL THERAPEUTICS PRODUCT LIABILITY OR RECALL. As UroCor increases its marketing of therapeutic products, it faces increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. UroCor currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

    COLLECTIBILITY OF ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that due to oversights in certain billing procedures the Company did not send invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of the delay in sending such invoices, the Company may have difficulty in its collection efforts. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collection results, and, in response to the oversights determined in 1998, it is undertaking additional initiatives to further improve claims efficiencies and collection results. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's results of operations.

    RISKS RELATED TO TERMINATION OF UROLOGY SUPPORT SERVICES BUSINESS. During 1998, the Company provided limited business management services, primarily billing and collection services, to selected urologist clients, through the Company's USS business. As a result of the Company's exit from this business as of the end of the third quarter, the Company has incurred severance and other expenses. The Company believes it accrued the estimable expenses associated with terminating the existing service contracts and related exit activities. There can be no assurance that additional expenses related to these activities, costs due to unforeseen consequences of exiting the USS business or unexpected USS business expenses will not occur in future periods. Such occurrences may have a material adverse affect on the Company's results of operations.

    RISKS ASSOCIATED WITH INVESTMENTS IN DISEASE MANAGEMENT INFORMATION
SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce or use in the future related to the clinical management of urologists' patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in one disease state. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is being proposed continually at both the state and federal levels. For example, the HIPAA requires the Secretary of the DHHS to recommend legislation or to promulgate regulations governing privacy standards for individually identifiable health information. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations.

    UNCERTAINTIES RELATED TO PATENTS AND PROPRIETARY RIGHTS. While UroCor's success does not depend on its ability to obtain patents, there can be no assurance that it can operate without infringing upon the proprietary rights of others. UroCor has licenses or license rights to certain United States patent and patent applications. On UroCor's own patent applications, there can be no assurance that patents, United States or foreign, will be obtained, or that, if issued or licensed, they will be enforceable or will provide substantial protection from competition or be of commercial benefit, or that UroCor will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. UroCor must also avoid infringing patents issued to competitors and must maintain technology licenses upon which certain of its current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce its patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of UroCor's products are found to infringe upon patents or other rights owned by third parties, it could be required to obtain a license to continue to utilize or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, it at all. If UroCor does not obtain such licenses, it could encounter delays in marketing affected products or be precluded from marketing them at all.

    COMPETITIVE PRESSURES. The industry in which the Company's diagnostics business operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local, regional and national pathology services, hospital laboratories and general reference clinical laboratories. Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many also have long established relationships with the Company's current and prospective customers and with managed care organizations. There can be no assurance that the Company will be able to compete successfully with such entities in the marketing of products and services and in the acquisition of new technologies.

    Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of UroCor, are engaged in developing, marketing and selling therapeutic products that compete with the drugs and devices offered or planned to be offered by the Company. The selling prices of such products frequently decline as competition increases. Further, other products now in use or under development by others may be more effective than UroCor's current or future products. The industry is characterized by rapid technological change, and new or presently competing products may prevent the Company's products from gaining sufficient market share to attain profitability. As a result of increasing competition in marketing to urologists, the Company's ability to attract and retain sales representatives and management may also affect its ability to compete in the marketing of both diagnostic services and therapeutics. There can be no assurance that the Company will be able to compete successfully in marketing therapeutic products.

    YEAR 2000 RISKS. The Company's initial assessment of its key computerized information systems and related applications indicated that these systems and applications are prepared to accommodate date-sensitive information relating to the Year 2000 issue. There can be no assurance, however, that the complete assessment, currently being completed by the Company, will not identify Year 2000 related systems problems that could require significant expenditures to address. Additionally, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. The Company has an ongoing project to communicate with the third parties with which it does business to coordinate Year 2000 compliance. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition and results of operations.

    ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the Company to seek additional resources. There is no assurance that the Company would be able to obtain such financing on acceptable terms.

ITEM 2. PROPERTIES

    The Company leases approximately 59,000 square feet of administration, sales and marketing, operations and research and development space in Oklahoma City, Oklahoma. In June 1998, the Company amended its lease agreement to reflect the Company's planned relocation to an adjacent building under construction. The Company anticipates it will relocate to the new facility by mid-1999, occupying approximately 102,000 square feet. The amended lease term expires in December 2013, subject to early termination provisions. The Company has rights of first refusal to lease additional space in the rest of the 122,000 square foot building as well as a purchase option on the building. The Company believes that its leased facilities are adequate for its current needs and that suitable, additional space will be available on acceptable terms for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    MARKET FOR THE COMMON STOCK

    The Company's Common Stock is trades on The Nasdaq Stock
Market-Registered Trademark- under the symbol "UCOR". The table below sets forth the high and low sales prices of the Common Stock each quarter of 1997 and 1998, and the first quarter of 1999 through March 15, 1999, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions.

                                            1997              1998              1999
                                        PRICE RANGE       PRICE RANGE       PRICE RANGE
                                      ----------------  ----------------  ----------------
                                       HIGH      LOW     HIGH      LOW     HIGH      LOW
                                      -------  -------  -------  -------  -------  -------
First Quarter(1).....................  11 1/2    7 7/8    7 3/4    5 11/16   6 5/8   4 5/16
Second Quarter.......................  10 1/4    6 1/2    8        6 3/4   --       --
Third Quarter........................   9 5/8    5 1/2    7 3/16   4 1/4   --       --
Fourth Quarter.......................  10 7/8    5 3/16   7        4 1/8   --       --

------------------------

(1) Through March 15, 1999.

    As of March 15, 1999, the last sales price per share of the Common Stock, as reported by The Nasdaq Stock Market, was $4 7/8.

    As of March 15, 1999, the Company's 10,498,692 shares of Common Stock outstanding were held by 104 stockholders of record.

    DIVIDEND POLICY

    UroCor has not paid a cash dividend to its holders of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

    RECENT SALES OF UNREGISTERED SECURITIES

    During 1998, the Company issued a total of 50,945 shares of Common Stock for an aggregate consideration of $191,341 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. None of the foregoing transactions involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to have been exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

    USE OF PROCEEDS

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which the following information regarding use of proceeds is being disclosed was May 16, 1996, and the Securities and Exchange Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through December 31, 1998, the following table identifies the purposes and amounts of the net proceeds from the offering paid directly or indirectly to others:

Construction of plant, building and facilities..................  $      --
Purchase and installation of machinery and equipment............  5,792,841
Purchases of real estate........................................         --
Acquisition of other business(es)...............................         --
Repayment of indebtedness.......................................  2,302,873
Working capital.................................................  3,641,287

Temporary investments:
  Short-term commercial paper...................................  6,057,160
  Long-term corporate and treasury notes........................  2,112,333
  Cash equivalents..............................................  1,131,344

Other purposes:
  Development and expansion of diagnostic product line..........  5,826,573
  Development of information products and services and urologic disease databases...........................................  2,680,462
  Development of therapeutic product line.......................  1,383,839
  Development and expansion of clinical and research
    laboratories and laboratory information system..............  3,621,147

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or other affiliates.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 1998, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1994       1995       1996       1997       1998
                                              ---------  ---------  ---------  ---------  ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue...................................  $  14,531  $  19,758  $  26,522  $  32,952  $  47,606
Operating expenses:
  Direct cost of services and products......      5,891      7,354      9,966     12,574     17,330
  Selling, general and administrative
    expenses................................      8,765      9,423     12,735     16,822     24,932
  Research and development..................      1,969      2,267      2,448      2,225      1,953
  Special Charges...........................         --         --         --         --      8,206
                                              ---------  ---------  ---------  ---------  ---------
    Total operating expenses................     16,625     19,044     25,149     31,621     52,421
                                              ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations.............     (2,094)       714      1,373      1,331     (4,815)
                                              ---------  ---------  ---------  ---------  ---------
Other income (expense)......................       (203)      (181)       990      1,484        821
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes...........     (2,297)       533      2,363      2,815     (3,994)
                                              ---------  ---------  ---------  ---------  ---------
Income tax benefit..........................         --         --         --      1,437      1,518
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................  $  (2,297) $     533  $   2,363  $   4,252  $  (2,476)
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Basic net income (loss) per common
  share(1)..................................  $    (.43) $     .09  $     .27  $     .42  $    (.24)
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Weighted average common and common
  equivalent shares outstanding(1)..........      5,376      6,156      8,731     10,203     10,402
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Diluted net income (loss) per common
  share(1)..................................  $    (.40) $     .08  $     .24  $     .38  $    (.24)
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Weighted average common and common
  equivalent shares outstanding--assuming
  dilution(1)...............................      5,680      6,761      9,832     11,053     10,402
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------


                                                                 AT DECEMBER 31,
                                              -----------------------------------------------------
                                                1994       1995       1996       1997       1998
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable investments.............  $   1,823  $   3,125  $  33,475  $  25,606  $  19,204
Working capital.............................      2,911      5,904     34,910     37,389     34,447
Total assets................................      7,946     12,494     50,270     54,452     53,320
Long-term debt..............................      2,063      1,666        659        218          9
Accumulated deficit.........................    (14,887)   (14,355)   (11,991)    (7,739)   (10,215)
Total stockholders' equity..................      3,869      8,425     45,687     50,755     48,835

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

OVERVIEW

    UroCor markets a comprehensive range of integrated products and services to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders directly to urologists and managed care organizations. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    In 1998, the Company derived over 85% of its revenue from diagnostic products and services that its UroDiagnostics Group provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (E.G., Medicare), as well as individual patients and physicians. For the year ended December 31, 1998, approximately 46%, 43%, 7% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients and physicians and hospitals, respectively.

    During the year ended December 31, 1998, the Company derived approximately $6.0 million or 13% of its revenue from the marketing of two therapeutic products pursuant to a co-promotion agreement entered into with a manufacturer in October 1997. Under this agreement, the Company recognized revenue when earned based primarily on the attainment of mutually agreed upon sales goals. Pursuant to a revised co-promotion agreement between the parties that became effective January 1, 1999, the Company's compensation is based primarily on completed sales calls plus a potential bonus if certain sales goals are attained. Since the criteria for determining the Company's compensation differs between the current agreement and the original agreement, the Company believes that revenues recorded for prior periods under the original agreement will not be indicative of future results under the current agreement, and the Company currently anticipates that it will not attain the same level of revenues under the current agreement that it attained under the original agreement in 1998. The Company also currently has distribution rights for two additional therapeutic products currently awaiting approval by the FDA.

    At the end of the third quarter 1998, the Company took three actions directed at increasing earnings growth potential. First, the Company decided to exit the USS business to focus management and other resources on the Company's core business. Second, the Company accelerated efforts directed at improving its accounts receivable billing, processing and collection systems and, accordingly, increased its reserve levels for significantly past due balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions. Special charges related to these three actions totaled approximately $8.2 million.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Revenue.......................................................      100.0%     100.0%    100.0%
Operating expenses:
  Direct cost of services and products........................       37.6       38.2       36.4
  Selling, general and administrative expenses................       48.0       51.0       52.4
  Research and development....................................        9.2        6.8        4.1
  Special charges.............................................         --         --       17.2
                                                                ---------  ---------  ---------
    Total operating expenses..................................       94.8       96.0      110.1
                                                                ---------  ---------  ---------
Income from operations........................................        5.2        4.0      (10.1)
Other income (expense)........................................        3.7        4.5        1.7
                                                                ---------  ---------  ---------
Income before income taxes....................................        8.9        8.5       (8.4)
Income taxes..................................................         --        4.4        3.2
                                                                ---------  ---------  ---------
Net income....................................................        8.9%      12.9%      (5.2)%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE. Revenue increased 44.5%, from approximately $33.0 million in 1997 to approximately $47.6 million in 1998. This increase was due primarily to an increase in case volume of 35.7% due primarily to expansion of the Company's client base from 2,150 to 2,600 urologists in December 1997 and 1998, respectively, and increased utilization of the Company's diagnostic products and services by existing clients. Revenue also increased as a result of therapeutic product co-promotion revenue, from approximately $529,000 in 1997 to approximately $6.0 million for the year ended December 31, 1998.

    DIRECT COST OF SERVICES AND PRODUCTS. Direct cost of services and products increased 37.8%, from approximately $12.6 million in 1997 to approximately $17.3 million in 1998. This increase was due principally to higher personnel costs and supply and distribution costs, resulting from increased case volume. Incremental costs also resulted from USS business operations through the third quarter of 1998, and expanded utilization of the Company's wide area network report delivery system by the Company's clients. As a percentage of revenue, direct expenses decreased to 36.4% for 1998 compared to 38.2% in 1997. This decrease was due principally to growth of the Company's therapeutic revenue with negligible associated direct costs, offset by growth of the Company's serum product, which has a lower profit margin than those of most of the Company's other products, as well as incremental USS operations costs and wide area network report delivery system costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 48.2%, from approximately $16.8 million in 1997 to approximately $24.9 million in 1998. This increase was due principally to higher personnel costs related to sales staff, management information services personnel and accounts receivable personnel and increased provision for doubtful accounts receivable. As a percentage of revenue, selling, general and administrative expenses increased to 52.4% for 1998 compared to 51.0% in 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 12.3%, from approximately $2.2 million in 1997 to approximately $2.0 million in 1998. This decrease was due primarily to timing of completed external research activities and elimination of non-strategic projects in the third quarter of 1998. As a percentage of revenue, research and development expenses decreased to 4.1% for 1998 compared to 6.8% in 1997.

    SPECIAL CHARGES AND USS OPERATIONS. During the third quarter 1998, the Company recognized special charges related to three actions. First, the Company exited the USS business to focus management and other resources on the Company's core business. The related exit costs totaled approximately $2.2 million and included estimated expenses for termination and transition of USS' service contracts, related asset write-downs and severance and outplacement costs for USS employees. Second, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company determined that collection costs on specific aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4.7 million was made for these older receivable balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions, resulting in approximately $889,000 in asset write-downs, approximately $178,000 in severance and outplacement costs and approximately $218,000 in other non-recurring costs related to these initiatives. The aggregate charges for these three actions totaled approximately $8.2 million for the year ended December 31, 1998, and there were no such charges for the year ended December 31, 1997.

    1998 operating losses for the USS business, exclusive of costs to exit the business, are reflected as operating expenses in excess of associated revenue and totaled approximately $1.1 million for the year. The following table sets forth the effects of the special charges and the operating losses of USS on UroCor's operating income for the year ended December 31, 1998.

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Operating loss, as reported................................................    ($  4,814,546)
Operating income, excluding special charges and USS operating losses.......        4,520,157

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased from approximately $1.5 million in 1997 to approximately $1.2 million in 1998 due principally to the decrease in cash, cash equivalents and investments resulting from capital expenditures and an increase in accounts receivable. Other expenses of approximately $355,000 was primarily due to non-recurring charges for professional advisor fees related to implementing the Company's stockholder rights plan and reviewing an unsolicited purported acquisition offer in the third quarter of 1998. The following table sets forth the effect of the special charges, the operating losses of USS and the other non-recurring expenses on UroCor's net income and diluted earnings per share for the year ended December 31, 1998.

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net loss, as reported......................................................    ($  2,476,359)
Net income, excluding special charges, USS operating losses and other
  expenses.................................................................        3,531,766
Diluted loss per share, as reported........................................             (.24)
Diluted earnings per share, excluding special charges, USS operating losses
  and other expenses.......................................................              .32

    INCOME TAXES. The income tax benefits recorded for 1998 increased from approximately $1.4 million in 1997 to approximately $1.5 million in 1998 reflecting federal and state income tax benefits at a 38% effective rate for 1998. Income tax benefits of $1.4 million for 1997 reflected a one-time benefit to record the future tax benefits of loss carryforwards and other deferred tax items.

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

    The Company's quarterly operating results are affected by a wide variety of factors, many of which are outside the Company's control, that could materially and adversely affect revenue, operating expenses and income. These factors include the volume and timing of cases received, seasonality related to the timing of patient visits to the urologist's office as affected by weather and insurance deductible status, competitive pricing pressures, availability and cost of diagnostic supplies, changes in the mix of products sold, the timing and results of accounts receivable collections and write-offs, the timing and costs of new product and technology introductions by the Company or its competitors and retention and expansion of the Company's sales force.

    The Company's results of operations for the fourth quarter of 1997 include a $1.4 million income tax benefit. Results for the third quarter of 1998 includes special charges of $4.7 million to increase the allowance for doubtful accounts, $2.2 million related to USS exit costs, and $1.3 million related to non-strategic program asset write-offs and other restructuring costs including severance costs for workforce reduction.

                                                                       DOLLARS IN THOUSANDS
                                --------------------------------------------------------------------------------------------------
                                             1996                            1997                              1998
                                ------------------------------  ------------------------------  ----------------------------------
                                  Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4      Q1       Q2       Q3       Q4
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------
Revenue.......................  $5,908  $6,449  $6,476  $7,689  $8,079  $7,795  $7,786  $9,293  $10,614  $11,264  $11,802  $13,926
Operating Expenses:
  Direct costs of services and
    products..................   2,138   2,390   2,576   2,861   2,981   2,924   3,171   3,499    4,048    4,421    4,555    4,307
  Selling, general and
    administrative expenses...   2,862   3,104   3,159   3,611   3,690   3,991   3,953   5,188    5,569    5,931    6,048    7,384
  Research and development....     644     649     540     615     610     611     498     506      508      499      531      414
  Special charges.............      --      --      --      --      --      --      --      --       --       --    8,206       --
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------
Income (loss) from
  operations..................     264     306     201     602     798     269     164     100      489      413   (7,538)   1,821
Other income (expense)........     (33)    161     434     428     403     371     358     352      336      297      (67)     255
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------
Income (loss) before income
  taxes.......................     231     467     635   1,030   1,201     640     522     452      825      710   (7,605)   2,076
Income tax benefit
  (expense)...................      --      --      --      --      --      --      --   1,437     (313)    (270)   2,884      783
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------
Net income (loss).............  $  231  $  467  $  635  $1,030  $1,201  $  640  $  522  $1,889  $   512  $   440  $(4,721) $ 1,293
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------
                                ------  ------  ------  ------  ------  ------  ------  ------  -------  -------  -------  -------

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, cash, cash equivalents and marketable investments totaled approximately $19.2 million, and the Company's working capital was approximately $34.4 million. As of December 31, 1998, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $11.0 million, short-term marketable investments of $6.1 million and long-term marketable investments of approximately $2.1 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $16.0 million at December 31, 1998, an increase of approximately $2.3 million from December 31, 1997, or 17.1%. This increase is attributable to an increase in accrued therapeutics revenue of $2.3 million, and increased diagnostics receivables of $3.4 million offset by a like increase in the allowance for doubtful accounts. At December 31, 1998, the Company's average number of days sales in net diagnostics receivables was approximately 110 compared to approximately 142 at December 31, 1997. This decline is principally due to the increased allowance for doubtful accounts.

    Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations.

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the third quarter of 1998, the Company recorded a special charge of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections. In addition, in 1998, the Company determined that due to oversights in the implementation and administration of certain marketing arrangements, the Company did not send invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collection results, including actions taken in respect to the oversights determined in 1998. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's results of operations.

    The Company believes that the potential patient and client reaction as a result of the Company's delay in sending invoices to patients for the co-pay, deductible and other amounts determined in 1998, could result in some of the urologists for such patients discontinuing or reducing their use of the Company's diagnostic services. The loss of any of such clients' business could adversely affect the rate of the Company's growth in revenues and the Company's results of operations.

    Operating activities used net cash of approximately $891,000 in 1998, used net cash of approximately $1.8 million in 1997 and provided net cash of approximately $479,000 in 1996. The net cash used by operating activities in 1998 was primarily the result of the net loss of approximately $2.5 million in that year and the related deferred tax benefit of approximately $1.5 million and an increase in accounts receivable of approximately $2.3 million and other current assets of approximately $490,000, offset in part by loss on asset write downs of approximately $2.0 million, depreciation and amortization of approximately $2.6 million and an increase in accounts payable of approximately $1.2 million.

    Net cash provided by investing activities for 1998 was approximately $5.0 million and consisted primarily of maturities of short-term marketable investments of approximately $10.6 million, offset by capital expenditures of approximately $5.3 million, an increase in intangibles and other assets of approximately $263,000 and purchases of long-term marketable investment of approximately $100,000 and purchases of short-term investments of approximately $10.6 million. Net cash provided by financing activities was approximately $11,000 for 1998, consisting primarily of proceeds of stock issuances pursuant to the employee stock purchase plan of approximately $193,000, exercises of stock warrants of approximately $191,000 and exercise of stock options of approximately $67,000, offset by principal payments under capital leases and other indebtedness of approximately $441,000.

    The Company's capital expenditures of approximately $5.3 million in 1998 were primarily for computer hardware and software, furniture and fixtures and software development for the Company's information services. Of the total amount, approximately $1.3 million related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances. In 1999, the Company expects to relocate to a new building, which is currently being constructed adjacent to the Company's existing facilities. The Company has committed to funding a portion of the building tenant improvements and expects to spend in excess of $2.5 million beginning in the first quarter 1999 for such improvements and other capital expenditures related to moving to the new building. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products pursuant to which, for the year ended December 31, 1998, the Company recorded revenue of approximately $6.0 million. Pursuant to this agreement, the Company recognized revenue when earned based primarily on the attainment of mutually agreed upon sales goals. Pursuant to a revised agreement entered into between the parties that became effective January 1, 1999, the Company's compensation is based primarily upon sales calls completed by the Company with a potential bonus if certain sales goals are attained. Since the criteria for determining the Company's compensation differs under the current agreement from the original agreement, the Company does not believe that revenues recorded for prior periods under the original agreement will be indicative of future revenues under the current agreement, and the Company currently anticipates that it will not attain the same level of revenues under the current agreement that it attained under the original agreement in 1998. The current agreement also is subject to termination upon the occurrence of certain events or by either party in its discretion giving the other party prior notice of 90 days of termination without cause on or after September 30, 1999.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently under review for marketing approval by the FDA. Prior to 1998, the Company made aggregate milestone payments of $1.25 million. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product is approved by the FDA for marketing in the United States. If the Company is required to make this payment, it intends to do so from existing cash and investment balances. The Company may terminate this agreement at any time prior to FDA approval of the product and recoup the equivalent of payments already made.

    During 1998, the Company obtained marketing and other rights to two other therapeutic products, and is obligated to pay up to $750,000 to the manufacturers based on achievement of certain milestones. If the Company is required to make these payments, it intends to do so from existing cash and investment balances.

    The Company paid current income taxes of approximately $550,000 during 1998. At December 31, 1998, the Company estimated net operating loss carryforwards of approximately $3.7 million were available to reduce future taxable income after considering certain annual limitations.

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

    The Company has implemented a Year 2000 program to address its current information systems, desktop systems, laboratory equipment and infrastructures. The program also addresses the Year 2000 readiness of key vendors and suppliers, corporate partners, governmental agencies, banks and key customers and clients. The program is being administered by an internal task force and consists of the following phases:

    Phase 1 is the compilation of an inventory of systems and relationships with suppliers, key customers and other business partners. This phase is expected to be completed early in the second quarter of 1999.

    Phase 2 is the final assessment of each item identified in the inventory, verification of each item's compliance with Year 2000 requirements and a resulting financial risk analysis. Anticipated completion for this phase is the second quarter of 1999.

    Phase 3 is the resolution of any issues identified in phase 2 and the development of a contingency plan to deal with internal and external risks associated with the Year 2000 issue. It is anticipated that this phase will be complete by the end of the third quarter of 1999.

    In 1998, UroCor's initial assessment of its internal computer systems and related applications indicated that these systems and applications are prepared to accommodate date-sensitive information relating to the Year 2000 issue. UroCor expects that any additional costs related to ensuring such systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company and to fund such costs through existing working capital and operating cash flows. The Company estimates that the total future expenditures specifically relating to the Year 2000 project will be less than $75,000. However, there is no assurance that a complete review will not identify additional costs and efforts that will be required and could cause actual results to differ materially from expectations.

    Additionally, the ability of third parties with whom UroCor transacts business to address their Year 2000 issues adequately is outside the Company's control. There can be no assurance that the failure of such third parties to identify and address their respective Year 2000 issues adequately will not have a material adverse effect on the Company's financial condition or results of operations. The most significant exposure is to the federal government's Medicare and Medicaid programs and with major insurance companies. These customer in aggregate represent a material portion of the Company's revenue and corresponding cash flow. As to supplier and vendors, the most significant are those associated with services and products supply and distribution. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. As the ability of these third parties to address their Year 2000 issues adequately is outside the Company's control, there can be no assurance that the failure of third parties to address their respective Year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

    As a result of the Company's risk analysis which will be completed as a part of Phase 2, the Company will develop a contingency plan in the event that it is unable to achieve Year 2000 readiness of its critical operations. The Company plans to evaluate the status of completion of its Year 2000 efforts no later than June 30, 1999 and determine whether a contingency plan is necessary. There can be no assurances that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at December 31, 1998 consisted primarily of debt securities with maturities as great as two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1997 and 1998, there was not a material net unrealized gain or loss on these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-18 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 14, 1999 under the caption "Election of Directors" and "Executive Officers", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 14, 1999 under the caption "Executive Officers and Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 14, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held June 14, 1999 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

1. FINANCIAL STATEMENTS                                                              PAGE
                                                                                   ---------
Index to Financial Statements....................................................        F-1

Report of Independent Public Accountants.........................................        F-2

Balance Sheets as of December 31, 1997 and 1998..................................        F-3

Statements of Operations for the years ended December 31, 1996, 1997 and 1998....        F-4

Statements of Stockholders' Equity for the years ended December 31, 1996, 1997
  and 1998.......................................................................        F-5

Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998....        F-6

Notes to Financial Statements....................................................        F-7

2. FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants.........................................        S-1

Schedule II--Valuation and Qualifying Accounts...................................        S-2

(B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

  EXHIBIT
      NO.                                      DESCRIPTION
----------  ---------------------------------------------------------------------------------

      3.1   Certificate of Incorporation, as amended (incorporated by reference to Exhibit
              3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30,
              1998, filed with the Commission on November 12, 1998).

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

      4.2   Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the
              Registrant's Current Report on Form 8-K, filed with the Commission on August
              21, 1998).

    10.1+   The UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended
              (incorporated by reference to Exhibit 4.4 to the Registrant's Registration
              Statement on Form S-8 (Reg. No. 333-58015), filed with the Commission on June
              29, 1998).

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

     10.4   Amendment No. 2 dated June 16, 1998, amending the Lease Agreement between
              Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated
              April 15, 1994 (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission November
              12, 1998).

    10.5*   Amendment No. 3 dated February 1, 1999, amending the Lease Agreement between
              Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated
              April 15, 1994.

    10.6+   Employment Agreement dated January 1, 1990, between William A. Hagstrom and
              UroCor, Inc. (incorporated by reference to the Registrant's Registration
              Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April
              3, 1996).

    10.7+   Employment Agreement dated April 23, 1990, between Mark Dimitroff and UroCor,
              Inc. (incorporated by reference to the Registrant's Registration Statement on
              Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

  EXHIBIT
      NO.                                      DESCRIPTION
----------  ---------------------------------------------------------------------------------
    10.8+   Employment Agreement dated September 4, 1990, between Robert Veltri and UroCor,
              Inc. (incorporated by reference to the Registrant's Registration Statement on
              Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

    10.9+   Employment Agreement dated June 1, 1992, between Socrates Choumbakos and UroCor,
              Inc. (incorporated by reference to the Registrant's Registration Statement on
              Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

   10.10+   Employment Agreement dated July 23, 1998, between Michael W. George and UroCor,
              Inc. (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 12,
              1998).

  10.11+*   Employment Agreement dated January 29, 1998 between Karl Nigg and UroCor, Inc.

  10.12+*   Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.12 thereto.

  10.13+*   1998 Management Incentive Compensation Plan.

    10.14   Registration Rights Agreement dated June 2, 1995, among UroCor, Inc. and the stockholders named therein (incorporated by reference to the Registrant's
              Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the
              Commission on April 3, 1996).

    10.15   Master Equipment Lease dated May 17, 1995, between Financing for Science
              International, Inc. and UroCor, Inc., and Commitment Letter dated March 18,
              1996, between Financing for Science International, Inc. and UroCor, Inc.
              (incorporated by reference to the Registrant's Registration Statement on Form
              S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

   10.16+   The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended June 30,
              1997, filed with the Commission on August 11, 1997).

   10.17+   The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No.
              333-58017), filed with the Commission on June 29, 1998).

  10.18+*   Form of Change In Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on Schedule 10.18 thereto.

    23.1*   Consent of Arthur Andersen LLP.

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................................         F-2

Balance Sheets as of December 31, 1997 and 1998.......................................         F-3

Statements of Operations for the years ended December 31, 1996, 1997 and 1998.........         F-4

Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and
  1998................................................................................         F-5

Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.........         F-6

Notes to Financial Statements.........................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of UroCor, Inc.:

    We have audited the accompanying balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroCor, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 5, 1999

                                  UROCOR, INC.

                                 BALANCE SHEETS

                                                                                     DECEMBER 31,    DECEMBER 31,
                                                                                         1997            1998
                                                                                     -------------  --------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $   6,896,033  $   11,034,123
  Short-term marketable investments................................................     16,697,067       6,057,160
  Accounts receivable, net of allowance for doubtful accounts of $2,619,485 in 1997
    and $6,029,066 in 1998.........................................................     13,631,144      15,964,744
  Prepaid expenses.................................................................        988,659         946,403
  Laboratory supplies, at average cost.............................................        497,639         458,569
  Inventory........................................................................        111,096         236,328
  Deferred tax asset, net..........................................................      1,470,781       3,159,855
  Other current assets.............................................................        575,875       1,065,909
                                                                                     -------------  --------------
    Total current assets...........................................................     40,868,294      38,923,091
                                                                                     -------------  --------------
LONG-TERM MARKETABLE INVESTMENTS...................................................      2,012,656       2,112,333
PROPERTY AND EQUIPMENT, net........................................................      8,555,511       9,969,245
NON-CURRENT DEFERRED TAX ASSET, net................................................        358,684         174,671
INTANGIBLE AND OTHER ASSETS, net...................................................      2,656,974       2,140,599
                                                                                     -------------  --------------
    Total assets...................................................................  $  54,452,119  $   53,319,939
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   2,263,645  $    3,490,381
  Accrued compensation.............................................................        665,817         404,444
  Current installments of obligations under capital leases.........................        441,435         209,092
  Other accrued liabilities........................................................        108,421         372,427
                                                                                     -------------  --------------
    Total current liabilities......................................................      3,479,318       4,476,344
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments......................        217,697           8,607
                                                                                     -------------  --------------
    Total liabilities..............................................................      3,697,015       4,484,951
                                                                                     -------------  --------------
COMMITMENTS AND CONTINGENCIES (FOOTNOTE 5 AND 6)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized 6,000,000 shares at
    December 31, 1997 and 1998; issued in series; no shares outstanding at December
    31, 1997 and 1998..............................................................             --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1997 and 1998; 10,345,616 shares issued and outstanding at December 31, 1997 and
    10,492,726 shares issued and outstanding at December 31, 1998..................        103,456         104,927
  Additional paid-in capital.......................................................     58,390,646      58,945,418
  Accumulated deficit..............................................................     (7,738,998)    (10,215,357)
                                                                                     -------------  --------------
      Total stockholders' equity...................................................     50,755,104      48,834,988
                                                                                     -------------  --------------
      Total liabilities and stockholders' equity...................................  $  54,452,119  $   53,319,939
                                                                                     -------------  --------------
                                                                                     -------------  --------------

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1996        1997        1998
                                                        ----------  ----------  ----------
REVENUE...............................................  $26,522,205 $32,951,514 $47,606,143

OPERATING EXPENSES:
  Direct cost of services and products................   9,965,639  12,574,164  17,330,508
  Selling, general and administrative expenses........  12,735,294  16,821,240  24,932,017
  Research and development............................   2,447,501   2,225,162   1,952,558
  Special charges.....................................          --          --   8,205,606
                                                        ----------  ----------  ----------
    Total operating expenses..........................  25,148,434  31,620,566  52,420,689
                                                        ----------  ----------  ----------

OPERATING INCOME (LOSS)...............................   1,373,771   1,330,948  (4,814,546)

OTHER INCOME (EXPENSE):
  Interest, net.......................................     989,613   1,484,061   1,176,238
  Other...............................................          --          --    (355,820)
                                                        ----------  ----------  ----------
    Total other income (expense)......................     989,613   1,484,061     820,418
                                                        ----------  ----------  ----------
Income (loss) before income taxes.....................   2,363,384   2,815,009  (3,994,128)
Income tax benefit....................................          --   1,437,172   1,517,769
                                                        ----------  ----------  ----------
NET INCOME (LOSS).....................................  $2,363,384  $4,252,181  $(2,476,359)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share..................  $      .27  $      .42  $     (.24)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Weighted Average Common and Common Equivalent Shares
    Outstanding.......................................   8,731,369  10,203,081  10,402,281
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Diluted:
  Net Income (Loss) Per Common Share--Assuming
    Dilution..........................................  $      .24  $      .38  $     (.24)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Weighted Average Common and Common Equivalent Shares
    Outstanding--Assuming Dilution....................   9,831,546  11,052,540  10,402,281
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  CONVERTIBLE PREFERRED
                                                      STOCK--ISSUED
                                                        IN SERIES              CLASS A STOCK           CLASS B STOCK
                                                 ------------------------  ----------------------  ----------------------
                                                   SHARES      PAR VALUE    SHARES     PAR VALUE    SHARES     PAR VALUE
                                                 -----------  -----------  ---------  -----------  ---------  -----------
BALANCE AT DECEMBER 31, 1995...................    5,706,395   $  57,064     513,093   $   5,131      66,666   $     667
Stock issuance--
  Conversion of Preferred, Class A, and Class
  B............................................   (5,706,395)    (57,064)   (513,093)     (5,131)    (66,666)       (667)
  Initial Public Offering......................           --          --          --          --          --          --
  Exercise of warrants.........................           --          --          --          --          --          --
  Exercise of stock options....................           --          --          --          --          --          --
Stock Option--
  Compensation Expense.........................           --          --          --          --          --          --
Net income.....................................           --          --          --          --          --          --
                                                 -----------  -----------  ---------  -----------  ---------       -----
BALANCE AT DECEMBER 31, 1996...................           --   $      --          --   $      --          --   $      --
Stock Issuance--
  Exercise of warrants.........................           --          --          --          --          --          --
  Exercise of stock options....................           --          --          --          --          --          --
Stock Option--
  Compensation Expense.........................           --          --          --          --          --          --
Net income.....................................           --          --          --          --          --          --
                                                 -----------  -----------  ---------  -----------  ---------       -----
BALANCE AT DECEMBER 31, 1997...................           --   $      --          --   $      --          --   $      --
Stock Issuance--
  Exercise of warrants.........................           --          --          --          --          --          --
  Employee Stock Purchase Plan.................           --          --          --          --          --          --
  Exercise of stock options....................           --          --          --          --          --          --
Stock Option--
  Compensation Expense.........................           --          --          --          --          --          --
Net loss.......................................           --          --          --          --          --          --
                                                 -----------  -----------  ---------  -----------  ---------       -----
BALANCE AT DECEMBER 31, 1998...................           --   $      --          --   $      --          --   $      --
                                                 -----------  -----------  ---------  -----------  ---------       -----
                                                 -----------  -----------  ---------  -----------  ---------       -----


                                                        COMMON STOCK           ADDITIONAL                     TOTAL
                                                 ---------------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                   SHARES       PAR VALUE       CAPITAL        DEFICIT        EQUITY
                                                 -----------  --------------  ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1995...................       69,188    $      692    $ 22,716,005  $ (14,354,563)  $8,424,996
Stock issuance--                                                                    (1,962)
  Conversion of Preferred, Class A, and Class
  B............................................    6,482,360        64,824                             --           --
  Initial Public Offering......................    3,450,000        34,500      34,515,359             --   34,549,859
  Exercise of warrants.........................       63,059           630         181,903             --      182,533
  Exercise of stock options....................       36,700           367          35,812             --       36,179
Stock Option--                                                                     129,607
  Compensation Expense.........................           --            --                             --      129,607
Net income.....................................           --            --              --      2,363,384    2,363,384
                                                 -----------  --------------  ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1996...................   10,101,307    $  101,013    $ 57,576,724  $ (11,991,179)  $45,686,558
Stock Issuance--                                                                   516,537
  Exercise of warrants.........................      131,361         1,314                             --      517,851
  Exercise of stock options....................      112,948         1,129         122,437             --      123,566
Stock Option--                                                                     174,948
  Compensation Expense.........................           --            --                             --      174,948
Net income.....................................           --            --              --      4,252,181    4,252,181
                                                 -----------  --------------  ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1997...................   10,345,616    $  103,456    $ 58,390,646  $  (7,738,998)  $50,755,104
Stock Issuance--                                                                   190,831
  Exercise of warrants.........................       50,945           509                             --      191,340
  Employee Stock Purchase Plan.................       33,658           337         192,955             --      193,292
  Exercise of stock options....................       62,507           625          66,737             --       67,362
Stock Option--                                                                     104,249
  Compensation Expense.........................           --            --                             --      104,249
Net loss.......................................           --            --              --     (2,476,359)  (2,476,359)
                                                 -----------  --------------  ------------  -------------  ------------
BALANCE AT DECEMBER 31, 1998...................   10,492,726    $  104,927    $ 58,945,418  $ (10,215,357)  $48,834,988
                                                 -----------  --------------  ------------  -------------  ------------
                                                 -----------  --------------  ------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           1996           1997          1998
                                                                       -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................  $   2,363,384  $  4,252,181  $ (2,476,359)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization......................................      1,115,994     1,597,002     2,604,075
  Deferred income tax benefit........................................             --    (1,749,465)   (1,505,061)
  Stock option compensation expense..................................        129,607       174,948       104,249
  Loss on asset write downs..........................................                                  2,020,204
  Changes in current assets and liabilities:
    Increase in accounts receivable..................................     (3,783,615)   (5,352,701)   (2,333,600)
    (Increase) decrease in prepaid expense...........................       (245,014)     (321,997)       42,256
    (Increase) decrease in laboratory supplies.......................       (449,263)      185,769        39,070
    Increase in inventory............................................             --      (106,689)     (125,232)
    Increase in other current assets.................................       (410,934)     (219,214)     (490,034)
    Increase in accounts payable.....................................      1,406,957       303,199     1,226,736
    Increase (decrease) in accrued compensation......................        352,386      (560,159)     (261,373)
    Increase (decrease) in other accrued liabilities.................           (516)       (5,931)      264,006
                                                                       -------------  ------------  ------------
      Net cash provided by (used in) operating activities............        478,986    (1,803,057)     (891,063)
                                                                       -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable investments, net...     (5,975,500)   (2,999,483)   10,639,907
  Maturities (purchases) of long-term marketable investments, net....    (11,703,521)    1,968,781       (99,677)
  Capital expenditures...............................................     (3,413,967)   (5,814,064)   (5,258,771)
  Proceeds from capital leases.......................................        385,511            --            --
  Intangible and other assets........................................       (242,278)     (270,186)     (262,869)
                                                                       -------------  ------------  ------------
      Net cash provided by (used in) investing activities............    (20,949,755)   (7,114,952)    5,018,592
                                                                       -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock issuances..................................     34,549,859            --            --
  Proceeds from employee stock purchase plan.........................             --            --       193,292
  Proceeds from exercise of stock options............................         36,179       123,566        67,362
  Proceeds from exercise of warrants.................................        182,533       517,851       191,340
  Principal payments under capital lease obligations and other
    indebtedness.....................................................       (927,028)     (623,445)     (441,435)
  Proceeds from line of credit.......................................        600,000            --            --
  Payments on line of credit.........................................     (1,300,000)           --            --
                                                                       -------------  ------------  ------------
      Net cash provided by financing activities......................     33,141,543        17,972        10,559
                                                                       -------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.................     12,670,774    (8,900,037)    4,138,090
CASH AND CASH EQUIVALENTS, beginning of year.........................      3,125,296    15,796,070     6,896,033
                                                                       -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period.............................  $  15,796,070  $  6,896,033  $ 11,034,123
                                                                       -------------  ------------  ------------
                                                                       -------------  ------------  ------------
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest.........................................  $     198,476  $    106,147  $     47,458
      Cash paid for income taxes.....................................         48,000       350,000       550,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
1996--Conversion of all outstanding shares of the Company's Convertible Preferred Stock, Class A Stock and Class B Stock into Common Stock prior to the closing of the Company's initial public offering.

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. THE COMPANY:

    UroCor, Inc. ("the Company"), a Delaware corporation, markets a comprehensive range of integrated products and services to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders directly to urologists and managed care organizations. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) USE OF ESTIMATES. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (b) CASH EQUIVALENTS AND MARKETABLE INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 31, 1997 and 1998. Marketable securities at December 31, 1998 consist primarily of debt securities with maturities as great as two years. The aggregate cost of marketable securities at December 31, 1998 was approximately $8.2 million. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1997 and 1998, there was not a material net unrealized gain or loss on these investments.

    (c) INVENTORY. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventory costs consist primarily of products acquired for resale.

    (d) PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

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

    (e) SOFTWARE DEVELOPMENT COSTS. Certain internal costs for software development relating to the Company's information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two to five years, using the straight-line method. Capitalized software development costs are reviewed internally annually for feasibility and impairment. Internal software development costs which were capitalized to property and equipment during the years ended December 31, 1996, 1997 and 1998 were $346,000, $1,122,000, and
$1,272,000, respectively.

                                  UROCOR, INC.

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    (f) INTANGIBLE AND OTHER ASSETS. The Company has acquired options, licenses, and distribution rights and applied for patents for various diagnostic and therapeutic technologies or products. The costs related to such rights are capitalized and included in intangible and other assets in the accompanying balance sheets. Such costs are amortized over the estimated economic life of the related technologies or products using the straight-line method.

    (g) RESEARCH AND DEVELOPMENT. The Company conducts research and development activities internally and also engages scientists and clinicians at major academic and research institutions to conduct certain product development and clinical evaluations work for specific diagnostic products and technologies. Contracts covering external research specify periodic payment terms and the nature of the work required and, in some cases, may extend for a year or more. Internal research and development costs are expensed as incurred, and external research and development contract costs are recognized as such amounts are payable over the contract period. At December 31, 1998 the Company had commitments under external research contracts totaling approximately $55,000 for 1999 and $1,000 for 2000.

    (h) INCOME TAXES. Deferred income taxes are recorded, where appropriate, to reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities.

    (i) REVENUE. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1996, 1997 and 1998, approximately 52%, 47%, and 46%, respectively, of the Company's revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. The Company receives reimbursement for substantially all of its current services at various rates or on a case-by-case basis.

    Revenue from LithoSavant software licenses is recognized as license fees accrue and from maintenance and services over the contractual period or as the services are performed.

    (j) NET INCOME PER COMMON SHARE. The Company accounts for earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Under SFAS 128, there are two earnings per share figures disclosed, basic and diluted. Diluted earnings per share reflects the effect of dilutive securities calculated using the treasury stock method and the average market price of common stock for each period, unless the result is antidilutive, in which case such securities are not considered.

    (k) ACCRUED COMPENSATION. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter's end), bonus accruals for non-sales personnel (usually paid annually following the end of the year) and recurring monthly accruals.

    (l) RECLASSIFICATIONS. Certain reclassifications have been made in the 1996 and 1997 financial statements to conform with the 1998 presentation. Total assets and net income for 1996 and 1997 were not affected by the reclassifications.

                                  UROCOR, INC.

                               DECEMBER 31, 1998

3. PROPERTY AND EQUIPMENT:

    Property and equipment, stated at cost, are summarized as follows:

                                                                      1997           1998
                                                                  -------------  -------------
Laboratory equipment............................................  $   2,258,267  $   2,650,797
Computer equipment and software.................................      7,920,132     10,099,014
Office furniture, equipment and improvements....................      2,456,994      3,582,926
                                                                  -------------  -------------
                                                                     12,635,393     16,332,737
Less--Accumulated depreciation and amortization.................     (4,079,882)    (6,363,492)
                                                                  -------------  -------------
                                                                  $   8,555,511  $   9,969,245
                                                                  -------------  -------------
                                                                  -------------  -------------

    The depreciable lives for property and equipment are as follow:

                                                                                        YEARS
                                                                                      ---------
Laboratory equipment................................................................  3 to 5
Computer equipment and software.....................................................  2 to 5
Office furniture, equipment and improvements........................................  3 to 10

4. INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                                        1997          1998
                                                                    ------------  ------------
Licenses, options, patents and trademarks.........................  $    814,511  $    502,583
Less--Accumulated amortization....................................       (65,650)       (6,940)
                                                                    ------------  ------------
                                                                         748,861       495,643
Software costs....................................................       455,071            --
Marketing agreement (Note 6)......................................            --       250,000
Distribution agreement (Note 6)...................................     1,250,000     1,250,000
Deposits and other................................................       203,042       144,956
                                                                    ------------  ------------
                                                                    $  2,656,974  $  2,140,599
                                                                    ------------  ------------
                                                                    ------------  ------------

5. LEASES:

    The Company has used capital lease financing arrangements to acquire certain equipment. The agreements provide for the Company to arrange for the equipment purchase, pay the vendor and receive reimbursement from the lessor. The lease payments paid by the Company are for three to four years and provide for repayment of the equipment cost plus an interest charge. The Company accounts for these arrangements as capital leases with the capital asset amortized over the lease term. At December 31, 1997

                                  UROCOR, INC.

                               DECEMBER 31, 1998

5. LEASES: (CONTINUED)
and 1998, the gross amount of property and equipment and related amortization recorded under capital leases was as follows:

                                                                      1997           1998
                                                                  -------------  -------------
Laboratory equipment............................................  $   1,593,706  $   1,571,445
Computer equipment..............................................        914,400        895,596
Office furniture and equipment..................................        638,056        637,592
                                                                  -------------  -------------
                                                                      3,146,162      3,104,633
Less--Accumulated depreciation and amortization.................     (2,605,965)    (2,950,636)
                                                                  -------------  -------------
                                                                  $     540,197  $     153,997
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next fourteen years, with certain options for early termination. Rental expense for operating leases during 1996, 1997 and 1998 approximated $503,000, $887,000 and $1,340,000, respectively.

    Future minimum lease commitments as of December 31, 1998 are:

                                                                      CAPITAL      OPERATING
                                                                      LEASES        LEASES
                                                                    -----------  -------------
1999..............................................................  $   219,771  $   1,397,440
2000..............................................................        8,722      1,313,505
2001..............................................................           --      1,314,277
2002                                                                         --      1,241,497
2003                                                                         --      1,288,221
Thereafter (laboratory and office space to 2013)..................           --     13,141,211
                                                                    -----------  -------------
Total minimum lease payments......................................      228,493  $  19,696,150
                                                                                 -------------
                                                                                 -------------
Less--Amount representing interest................................      (10,794)
                                                                    -----------
Total obligations under capital leases............................      217,699
Less--Current installments of obligations under capital leases....     (209,092)
                                                                    -----------
Obligation under capital leases, net of current installments......  $     8,607
                                                                    -----------
                                                                    -----------

    In June 1995, the Company consolidated all of its operations, research, marketing and administrative functions into a new building constructed by and leased from a shareholder of the Company. The Company's ten-year lease on this facility currently covers 59,000 square feet. In June 1998, the Company amended its lease agreement to reflect the Company's planned relocation to an adjacent building currently under construction. The Company anticipates it will relocate to the new facility by mid-1999. Pursuant to the lease amendment, the Company's rent for its facilities will increase by approximately $270,000 per year, subject to annual adjustment. Future monthly rentals are included in the operating lease commitments above. The lease expires by its terms in 2013, subject to early termination provisions.

                                  UROCOR, INC.

                               DECEMBER 31, 1998

6. COMMITMENTS AND CONTINGENCIES:

    (a) HEALTHCARE REGULATION. The healthcare industry in general, and the services and products that the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is derived from payments by government-sponsored health care programs, principally Medicare, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of regulatory audits and adjustments, or changes in the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

    In July 1998, the Company received a CID from the DOJ concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payment, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to the initial CID, intends to produce documents to the DOJ in response to the second CID and intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings would have a material adverse effect on the financial condition and results of operations of the Company.

    (b) DISTRIBUTION AGREEMENT. On December 30, 1994, the Company entered into a product distribution agreement which grants the Company exclusive marketing rights in the United States covering a therapeutic product for bladder cancer currently undergoing regulatory review by the U.S. Food and Drug Administration ("FDA"). In connection with this agreement, the Company made payments to the product's manufacturer of $750,000 and $500,000 in 1994 and 1995, respectively. These payments, totaling $1.25 million, are included in intangible and other assets in the accompanying balance sheets at December 31, 1997 and 1998. The Company will be required to make a milestone payment of $1.75 million when and if regulatory approval by the FDA is received. The Company may terminate this agreement at any time prior to FDA approval and recoup the equivalent of payments already made. In connection with this agreement, the Company also granted the manufacturer a warrant, expiring December 30, 1999, to purchase 100,000 shares of the Company's common stock at a price to be equal to the fair market value of a share of the Company's common stock on the date that regulatory approval is received from the FDA.

    The aggregate payments of $3.0 million to be paid under the agreement, assuming FDA approval, will be amortized over the shorter of the expected economic life of the product or the distribution agreement, based on expected unit sales of the product. Assuming and upon approval of the product by the FDA, the Company will be required to conduct specified sales, marketing and certain other activities with respect to the product and meet certain minimum unit sales levels. The initial term of the distribution agreement is

                                  UROCOR, INC.

                               DECEMBER 31, 1998

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED) for five years, and the Company has an option to renew for an additional five years, at no cost, if the minimum sales levels are attained.

    (c) THERAPEUTICS. In 1998, the Company entered into a marketing agreement which grants the Company certain marketing rights covering a therapeutic product for a period of at least five years. The Company will be required to make payments totaling $750,000 upon the achievement of certain milestones.

    (d) EMPLOYMENT AGREEMENTS. Certain key employees of the Company have entered into arrangements regarding their terms of employment. While none of such arrangements provide for fixed periods of employment, they do provide for continued payment of salaries for up to twelve months following termination without cause, aggregating approximately $694,000.

7. RELATED PARTY TRANSACTIONS:

    In 1996 and 1997, the Company paid fees for consulting services to a member of the Board of Directors. These fees are included in expenses and total approximately $36,000 and $24,000 in 1996 and 1997, respectively. No such fees were paid in 1998. In addition, the Company recognized rent expense totaling $414,000, $535,000, and $609,000 for 1996, 1997 and 1998, respectively, related to its facilities which are leased from a shareholder. In management's opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

8. STOCKHOLDERS' EQUITY:

    The Company's initial public offering, was consummated on May 22, 1996, pursuant to which the Company sold a total of 3,450,000 common shares at an offering price to the public of $11 per share. The net proceeds to the Company were approximately $34.5 million after deducting expenses and underwriting discount. All outstanding shares of the Company's Convertible Preferred Stock, Class A Stock and Class B Stock were automatically converted into shares of Common Stock immediately prior to the closing of the offering.

    WARRANTS. At December 31, 1998, there were warrants outstanding for the purchase of an aggregate of 224,436 shares of the Company's common stock exercisable at prices ranging from $1.25 to $5.00 per share and expiring from December 1999 to May 2001. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants outstanding is presented below:

                                                       1996                      1997                      1998
                                             ------------------------  ------------------------  ------------------------
                                                          EXERCISE                  EXERCISE                  EXERCISE
                                                            PRICE                     PRICE                     PRICE
                                             WARRANTS     PER SHARE    WARRANTS     PER SHARE    WARRANTS     PER SHARE
                                             ---------  -------------  ---------  -------------  ---------  -------------
Outstanding, beginning of year.............    486,310   $1.25 - 5.50    423,251  $1.25 - 5.00     291,438  $1.25 - 5.00
Granted....................................         --                        --
Expired....................................         --                        --                    13,358      $4.30
Exercised..................................     63,059   $1.25 - 4.30    131,813  $1.25 - 4.30      53,644  $1.25 - 5.00
                                             ---------                 ---------                 ---------
Outstanding, end of year...................    423,251   $1.25 - 5.50    291,438  $1.25 - 5.00     224,436  $1.25 - 5.00
                                             ---------                 ---------                 ---------
                                             ---------                 ---------                 ---------

                                  UROCOR, INC.

                               DECEMBER 31, 1998

8. STOCKHOLDERS' EQUITY: (CONTINUED)

    STOCKHOLDER RIGHTS PLAN. In August 1998, the Board of Directors adopted a stockholder rights plan (the "Plan") that provides the holders of each share of Common Stock with a Preferred Share purchase right (a "Right"). This Plan is intended to protect the Company and its stockholders from coercive or unfair takeover tactics. Each Right will entitle holders of the Company's Common Stock to buy one one-thousandth of an interest in a share of Series I Preferred Stock of the Company at an exercise price of $35.00, exercisable only if a person or group acquires beneficial ownership of 15% or more of UroCor's Common Stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's Common Stock. If any person becomes the beneficial owner of 15% or more of UroCor's Common Stock, each Right not owned by such person or related parties will enable its holder to purchase, at the Right's then-current exercise price, shares of Common Stock of the Company having a value of twice the Right's exercise price. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or sells 50% or more of its assets to another person, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common shares of such other person having a value of twice the Right's exercise price. The Rights have no voting power and will expire on August 27, 2008. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the tenth business day following public announcement that a 15% position has been acquired.

9. STOCK COMPENSATION PLANS:

    (a) STOCK OPTION PLANS. The Company has adopted two stock option plans which provide for the issuance of options to employees, directors and independent contractors of the Company. These options vest over one to five years, expire ten years after issuance and have an exercise price equal to or greater than the stock's fair market value on the date of grant. During 1997, the shareholders of the Company approved the addition of 300,000 shares to the 1992 Option Plan and the creation of the 1997 Non-Employee Director Stock Option Plan for which 100,000 shares were allocated. During 1998, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan.

    A summary of the status of the plans is presented below:

                                                  1996                       1997
                                        -------------------------  -------------------------             1998
                                                     WTD-AVERAGE                WTD-AVERAGE   ---------------------------
                                                      EXERCISE                   EXERCISE                   WTD-AVERAGE
                                          SHARES        PRICE        SHARES        PRICE        SHARES    EXERCISE PRICE
                                        ----------  -------------  ----------  -------------  ----------  ---------------
Outstanding, beginning of year........     982,344    $    1.10     1,053,544    $    2.43     1,305,487     $    4.36
Granted, price equals fair value......     149,000        10.83       342,750         8.02       465,000          5.80
Granted, price greater than fair
  value...............................                                115,000        10.00            --            --
Exercised.............................     (36,700)         .99      (112,748)        1.10       (62,507)         1.08
Cancellations.........................     (41,100)        2.52       (92,859)        6.98      (127,652)         6.78
                                        ----------                 ----------                 ----------
Outstanding, end of year..............   1,053,544    $    2.43     1,305,487    $    4.36     1,580,328     $    4.71
                                        ----------                 ----------                 ----------
                                        ----------                 ----------                 ----------
Exercisable, end of year..............     520,091    $    1.04       618,529    $    1.45       845,884     $    2.91
                                        ----------                 ----------                 ----------
                                        ----------                 ----------                 ----------

                                  UROCOR, INC.

                               DECEMBER 31, 1998

9. STOCK COMPENSATION PLANS: (CONTINUED)
    In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company's anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company is recognizing imputed compensation expense as a non-cash charge to operations, aggregating approximately $410,000 over the actual vesting period of these options of three to five years. During 1996, 1997 and 1998 the Company recognized approximately $129,000, $127,500 and $123,000, respectively, of compensation expense related to these options.

    This table summarizes information about stock options outstanding at December 31, 1998:

                         NUMBER                                                NUMBER
RANGE OF EXERCISE    OUTSTANDING AT      WTD-AVERAGE      WTD-AVERAGE      EXERCISABLE AT      WTD-AVERAGE
     PRICES         DECEMBER 31, 1998   REMAINING LIFE   EXERCISE PRICE   DECEMBER 31, 1998   EXERCISE PRICE
-----------------   -----------------   --------------   --------------   -----------------   --------------
   $.35 -  1.00           405,644            4.9             $0.68             398,744            $0.67
  1$.25 -  4.75           422,800            6.1              2.78             244,700             1.71
  4$.88 -  7.25           428,384            7.1              6.62              70,089             6.85
  8$.50 - 12.63           323,500            6.4              9.76             132,351             9.80
                                              --
                    -----------------                        -----             -------            -----
   $.35 - 12.63         1,580,328            6.1             $4.71             845,884            $2.91
                    -----------------                                          -------
                    -----------------                                          -------

    (b) EMPLOYEE STOCK PURCHASE PLAN (ESPP). In 1998, the Company's shareholders approved the ESPP, under which 300,000 shares of the Company's Common Stock could be sold to employees. Under its terms employees may elect to withhold up to 10% of earnings each offering period to purchase the Company's Common Stock. The purchase price is 85% of the lower of the beginning or the ending market price for each offering period. Under the ESPP, the Company sold 33,658 shares to employees in 1998.

    (c) ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the December 1995 stock option grant described above. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                             1996          1997          1998
                                                                         ------------  ------------  -------------
Net Income (Loss):
As Reported............................................................  $  2,363,384  $  4,252,181  $  (2,476,359)
Proforma...............................................................     2,244,765     3,815,054     (3,178,395)

Diluted Net Income (Loss) per Share:
As Reported............................................................  $        .24  $        .38  $        (.24)
Proforma...............................................................           .23           .35           (.31)

Weighted-average fair value of options granted.........................  $       5.87  $       4.90  $        3.77

    The option pricing model used to determine an option's fair market value considers six factors. Statement 123 allows non-public companies to omit the volatility factor in determining an option's fair market value. Options granted prior to May 22, 1996 were valued without the volatility factor because the

                                  UROCOR, INC.

                               DECEMBER 31, 1998

9. STOCK COMPENSATION PLANS: (CONTINUED)
Company was not a public company prior to that time. Because of this pricing convention and because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost impact on net income and diluted net income per share may not be representative of what might be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0% for all years; expected volatility of 0% for options granted while the Company was not a public company, 73% for options granted in 1996 after the initial public offering,; 60% for 1997 and 74% for 1998; risk-free interest rates of 6.4%, 6.2% and 5.5%, respectively; and expected life of 6 years, 6 years and 5.5 years for 1996, 1997 and 1998, respectively.

    The fair value of employees' purchase rights under the ESPP, was also estimated using the Black-Scholes model with the following assumptions for 1998: dividend yield of 0%; expected volatility of 63% for purchase rights; risk-free interest rates of 5.1%; and expected life of 1 year. The weighted average fair value of those purchase rights granted in 1998 was $2.81.

10. EMPLOYEE BENEFIT PLAN:

    The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The plan is funded through voluntary employee salary deferrals and beginning October 1, 1997 the Company began matching 25% of employee contributions up to a maximum of 12% of compensation. The Company's 1997 and 1998 contributions to this plan were approximately $32,000 and $138,000, respectively.

11. SPECIAL CHARGES:

    During the third quarter of 1998, the Company recognized special charges consisting of the following:

Increased provision for doubtful accounts.............................  $4,700,000
Exit costs related to Urology Support Services ("USS")................   2,220,529
Non-strategic program asset write-offs & other restructuring costs....   1,106,762
Severance costs for workforce reduction...............................     178,315
                                                                        ----------
Special charges.......................................................  $8,205,606
                                                                        ----------
                                                                        ----------

    The Company determined that collection costs on certain aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4,700,000 was made for the older receivable balances. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collections results. As part of the Company's ongoing assessment of its accounts receivable, additional write-offs may be necessary that could require additional provision for doubtful accounts.

    At the end of the third quarter, the Company made the decision to exit the USS business to focus management and resources on the Company's core diagnostic and therapeutic capabilities and opportunities and notified all employees affected. The exit costs related to this decision of $2,220,529 include

                                  UROCOR, INC.

                               DECEMBER 31, 1998

11. SPECIAL CHARGES: (CONTINUED)
estimated expenses for termination and transition of USS' service contracts, related asset write-downs and employee severance costs for USS employees. The costs associated with terminating and transitioning the USS' service contracts were accrued at $328,747 and the majority of these expenses were paid in the fourth quarter of 1998. The write-offs for software, start-up costs and other assets associated with the USS business totaled $1,763,178. Finally, severance and outplacement costs of $128,604 were recognized for all 14 people employed by the USS business who were terminated after transitioning the existing service contracts at the end of October 1998. The majority of these benefits were paid out in the fourth quarter of 1998. While the Company believes that it has accrued the estimable expenses associated with this exit of the USS business, additional or unexpected costs may effect future results of operations.

    Also at the end of the third quarter, the Company eliminated 23 positions across all departments of the Company as part of streamlining the organizational structure of the Company. The severance and outplacement costs associated with this workforce reduction totaled $178,315 and were paid during the fourth quarter of 1998. In addition to the workforce reduction, the Company's restructuring included the elimination of certain non-strategic programs, which resulted in asset write-downs principally for research and software assets totaling $888,741. Other non-recurring costs associated with this restructuring totaled $218,021.

12. INCOME TAXES:

    The Company has provided for income taxes (benefit) as follows:

                                                                      1997           1998
                                                                  -------------  -------------
Current:
  Federal.......................................................  $     312,293  $          --
  State.........................................................             --             --
                                                                  -------------  -------------
  Total.........................................................  $     312,293  $          --

Deferred:
  Federal.......................................................  $  (1,749,465) $  (1,517,769)
  State.........................................................             --             --
                                                                  -------------  -------------
  Total.........................................................     (1,749,465)    (1,517,769)
                                                                  -------------  -------------
Total income tax benefit........................................  $  (1,437,172) $  (1,517,769)
                                                                  -------------  -------------
                                                                  -------------  -------------

    No income tax benefit or expense was recorded in 1996. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences being summarized below:

                                                                        1996         1997         1998
                                                                        -----        -----        -----
Tax expense (benefit) at statutory rates...........................          34%          34%         (34%)
State income taxes, less federal income tax effect.................           4%           1%          (4%)
Other..............................................................           4%           3%           0%
Adjustment due to change in valuation allowance....................         (42%)        (89%)          0%
                                                                             --           --           --
Benefit for income taxes...........................................           0%         (51%)        (38%)
                                                                             --           --           --
                                                                             --           --           --

                                  UROCOR, INC.

                               DECEMBER 31, 1998

12. INCOME TAXES: (CONTINUED)
    The Company's income tax provision for 1996 and 1997 differed from the federal statutory rate due to the utilization of the Company's tax net operating loss carryforward. The annual utilization of this carryforward will be limited by Internal Revenue Code Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward at December 31, 1998 will be limited to approximately $3.7 million, of which approximately $2.9 million, $100,000 and $700,000 will be available in 1999, 2000 and subsequent years, respectively.

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1997 and 1998 were:

                                                                        1997          1998
                                                                    ------------  ------------
Net operating loss carryforward...................................  $  1,156,910  $  1,451,382
Depreciation and amortization.....................................       (38,738)      (90,633)
Allowance for doubtful accounts...................................       990,724     2,291,045
Other.............................................................        45,195         7,358
                                                                    ------------  ------------
Net deferred tax asset............................................  $  2,154,091  $  3,659,152
Valuation allowance...............................................      (324,626)     (324,626)
                                                                    ------------  ------------
  Total net deferred tax asset....................................  $  1,829,465  $  3,334,526
                                                                    ------------  ------------
                                                                    ------------  ------------

    The valuation allowance for net deferred tax assets decreased by $2,502,578 in 1997 due to utilization of part of the net operating loss carryforward by the Company's 1997 operations and due to management's reassessment of the Company's ability to realize its remaining net deferred tax asset based upon its history of operating results and projected operating results for future years.

13. NET INCOME (LOSS) PER SHARE:

    A summary of the components of net income (loss) per share and the impact of dilutive securities is presented below:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           1996                             1997                              1998
                              ------------------------------  --------------------------------  ---------------------------------
                                          WEIGHTED    PER                  WEIGHTED                           WEIGHTED
                                 NET       AVERAGE   SHARE       NET       AVERAGE   PER SHARE      NET       AVERAGE   PER SHARE
                                INCOME     SHARES    AMOUNT     INCOME      SHARES    AMOUNT       LOSS        SHARES    AMOUNT
                              ----------  --------- --------  ----------  ---------- ---------  -----------  ---------- ---------
Net Income (Loss) Per
  Share--Basic..............  $2,363,384  8,731,369  $0.27    $4,252,181  10,203,081   $0.42    $(2,476,359) 10,402,281  $(0.24)
Effect of Dilutive
  Securities:
    Stock Options...........                820,398                          692,779
    Warrants................                279,779                          156,680
Net Income (Loss) Per
  Share--Assuming
  Dilution..................  $2,363,384  9,831,546  $0.24    $4,252,181  11,052,540   $0.38    $(2,476,359) 10,402,281  $(0.24)

    Stock options and warrants to purchase shares of common stock at exercise prices greater than the average market price of the common stock were outstanding during each of the periods presented. Such options and warrants were not included in the computation of Net Income Per Share--Assuming Dilution

                                  UROCOR, INC.

                               DECEMBER 31, 1998

13. NET INCOME (LOSS) PER SHARE: (CONTINUED) because the impact would be antidilutive. Potential shares to be purchased under such antidilutive stock options totaled 74,150, 367,000 and 592,484 for 1996, 1997 and 1998, respectively. There were no such antidilutive warrants for 1996, 1997 or 1998.

    Additionally, for 1998, the otherwise dilutive impact of all other outstanding stock options and warrants is excluded from the computation of Net Income Per Share--Assuming Dilution because such impact is antidilutive in the year of a net loss (i.e., consideration of such shares would result in a lower Net Loss Per Share--Assuming Dilution in comparison to the Net Loss Per Share--Basic). For 1998, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 600,748 and 55,408 weighted average shares, respectively, resulting in a total of 11,058,437 weighted average common and common equivalent shares outstanding, assuming dilution.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UROCOR, INC.
                                (Registrant)

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

Dated: March 31, 1999.

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
   /s/ WILLIAM A. HAGSTROM        Chief Executive Officer
------------------------------    (Principal Executive        March 31, 1999
    (William A. Hagstrom)         Officer)

   /s/ MICHAEL N. MCDONALD      Chief Financial Officer
------------------------------    and Treasurer (Principal    March 31, 1999
    (Michael N. McDonald)         Financial Officer)

    /s/ MICHAEL W. GEORGE
------------------------------  Director                      March 31, 1999
     (Michael W. George)

     /s/ AARON BEAM, JR.
------------------------------  Director                      March 31, 1999
      (Aaron Beam, Jr.)

    /s/ MICHAEL E. HERBERT
------------------------------  Director                      March 31, 1999
     (Michael E. Herbert)

     /s/ THOMAS C. RAMEY
------------------------------  Director                      March 31, 1999
      (Thomas C. Ramey)

 /s/ LOUIS M. SHERWOOD, M.D.
------------------------------  Director                      March 31, 1999
  (Louis M. Sherwood, M.D.)

    /s/ HERBERT J. CONRAD
------------------------------  Director                      March 31, 1999
     (Herbert J. Conrad)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

  of UroCor, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements of UroCor, Inc. included in this 1998 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1998, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 5, 1999

                                                                     SCHEDULE II

                                  UROCOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                                   --------------------
                                                   CHARGE TO  CHARGE TO
                                        BEGINNING  COST AND     OTHER                  ENDING
DESCRIPTION                              BALANCE   EXPENSE(1) ACCOUNTS   DEDUCTION(2)  BALANCE
--------------------------------------  ---------  ---------  ---------  -----------  ---------
For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts.....    982,046  1,296,649     --      (1,155,133)  1,123,562

For the Year Ended December 31, 1997:
  Allowance for Doubtful Accounts.....  1,123,562  2,257,666     --        (761,743)  2,619,485

For the Year Ended December 31, 1998:
  Allowance for Doubtful Accounts.....  2,619,485  8,409,477     --      (4,999,896)  6,029,066

------------------------

(1) Includes $4,700,000 recorded as a special charge to valuation allowance in the third quarter of 1998 (see Footnote 11 to the December 31, 1998 audited financial statements).

(2) Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.