Form 10-Q
period 1999-03-31
UROCOR INC
filed 1999-05-17
CIK 946945

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28328

                            ------------------------

                                  UROCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             75-2117882
          (State of incorporation)          (IRS Employer Identification No.)

  840 RESEARCH PARKWAY, OKLAHOMA CITY, OK                 73104
  (Address of principal executive offices)             (zip code)

                                 (405) 290-4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 14, 1999 was 9,975,994 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                           ---------
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Balance Sheets as of March 31, 1999 and December 31, 1998..................................          3

              Statements of Operations for the three months ended March 31, 1999 and 1998................          4

              Statements of Cash Flows for the three months ended March 31, 1999 and 1998................          5

              Notes to Unaudited Interim Financial Statements--March 31, 1999............................          6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......       7-11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................         11

                                             PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..........................................................................         12

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................         12

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES............................................................         12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................         12

ITEM 5.       OTHER INFORMATION..........................................................................      13-20
              Cautionary Statements

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................         20

Signatures...............................................................................................         21

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                        MARCH 31,    --------------
                                                                                          1999
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................  $  15,496,787  $   11,034,123
  Short-term marketable investments.................................................      1,014,115       6,057,160
  Accounts receivable, net of allowance for doubtful accounts of $6,583,234 in 1999
    and $6,029,066 in 1998..........................................................     14,645,658      15,964,744
  Prepaid expenses..................................................................        699,718         946,403
  Laboratory supplies, at average cost..............................................        429,845         458,569
  Inventory.........................................................................        233,288         236,328
  Deferred tax asset--current, net..................................................      2,927,574       3,159,855
  Other current assets..............................................................        584,122       1,065,909
                                                                                      -------------  --------------
    Total current assets............................................................     36,031,107      38,923,091
                                                                                      -------------  --------------
LONG-TERM MARKETABLE INVESTMENTS....................................................      3,960,983       2,112,333
PROPERTY AND EQUIPMENT, net.........................................................     10,855,296       9,969,245
NON-CURRENT DEFERRED TAX ASSET, net.................................................        199,263         174,671
INTANGIBLE AND OTHER ASSETS, net....................................................      2,261,348       2,140,599
                                                                                      -------------  --------------
    Total assets....................................................................  $  53,307,997  $   53,319,939
                                                                                      -------------  --------------
                                                                                      -------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................  $   2,513,060  $    3,490,381
  Accrued compensation..............................................................        423,761         404,444
  Current installments of obligations under capital leases..........................        145,168         209,092
  Other accrued liabilities.........................................................        378,267         372,427
                                                                                      -------------  --------------
    Total current liabilities.......................................................      3,460,256       4,476,344
DEFERRED COMPENSATION...............................................................         44,816              --
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.......................             --           8,607
                                                                                      -------------  --------------
    Total liabilities...............................................................      3,505,072       4,484,951
                                                                                      -------------  --------------
CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000 shares at March 31, 1999 and at December 31, 1998; no shares issued and outstanding at March 31, 1999 or at
    December 31, 1998...............................................................             --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 1999 and at December 31, 1998; 10,498,692 shares issued and outstanding at March 31, 1999
    and 10,492,726 shares issued and outstanding at December 31, 1998...............        104,987         104,927
  Additional paid-in capital........................................................     58,967,887      58,945,418
  Accumulated deficit...............................................................     (9,269,949)    (10,215,357)
                                                                                      -------------  --------------
    Total stockholders' equity......................................................     49,802,925      48,834,988
                                                                                      -------------  --------------
    Total liabilities and stockholders' equity......................................  $  53,307,997  $   53,319,939
                                                                                      -------------  --------------
                                                                                      -------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
REVENUE............................................................................  $  12,277,104  $  10,613,795

OPERATING EXPENSES:
  Direct cost of services and products.............................................      4,314,149      4,047,992
  Selling, general and administrative expenses.....................................      6,314,945      5,569,106
  Research and development.........................................................        378,152        508,374
                                                                                     -------------  -------------
    Total operating expenses.......................................................     11,007,246     10,125,472
                                                                                     -------------  -------------

OPERATING INCOME...................................................................      1,269,858        488,323

OTHER INCOME:
  Interest, net....................................................................        256,529        336,072
  Other............................................................................             --             --
                                                                                     -------------  -------------
    Total other income.............................................................        256,529        336,072
                                                                                     -------------  -------------
Income before income taxes.........................................................      1,526,387        824,395
Income taxes.......................................................................        580,979        313,000
                                                                                     -------------  -------------

NET INCOME.........................................................................  $     945,408  $     511,395
                                                                                     -------------  -------------
                                                                                     -------------  -------------

NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share......................................................  $         .09  $         .05
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted Average Common and Common Equivalent Shares Outstanding.................     10,497,237     10,350,245
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Diluted:
  Net Income Per Common Share--Assuming Dilution...................................  $         .09  $         .05
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted Average Common and Common Equivalent Shares Outstanding--Assuming
    Dilution.......................................................................     11,074,498     11,035,779
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $     945,408  $     511,395
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization...................................................        658,798        601,592
    Deferred income tax.............................................................        207,689         50,000
    Stock option compensation expense...............................................          2,288         31,527
    Gain on disposition of equipment................................................         (1,620)        (8,060)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable....................................      1,319,086     (2,920,472)
      Decrease in prepaid expense...................................................        246,685         81,880
      Decrease in laboratory supplies...............................................         28,724         20,588
      Decrease in inventory.........................................................          3,040             --
      Decrease in other current assets..............................................        481,787         35,569
      Increase (decrease) in accounts payable.......................................       (977,321)       596,463
      Increase (decrease) in accrued compensation...................................         19,317       (205,528)
      Increase in accrued liabilities...............................................          5,840         13,938
      Increase in deferred compensation.............................................         44,816             --
                                                                                      -------------  -------------
        Net cash provided by (used in) operating activities.........................      2,984,537     (1,191,108)
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of short-term marketable investments, net............................      5,043,045      5,508,649
    Purchases of long-term marketable investments, net..............................     (1,848,650)    (1,036,825)
    Capital expenditures............................................................     (1,539,735)    (1,331,616)
    Intangible and other assets.....................................................       (124,243)      (184,864)
                                                                                      -------------  -------------
      Net cash provided by investing activities.....................................      1,530,417      2,955,344
                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...........................................         20,241         13,775
  Principal payments under capital lease obligations and other
    indebtedness....................................................................        (72,531)      (145,169)
                                                                                      -------------  -------------
    Net cash used in financing activities...........................................        (52,290)      (131,394)
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................      4,462,664      1,632,842

CASH AND CASH EQUIVALENTS, beginning of year........................................     11,034,123      6,896,033
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, end of period............................................  $  15,496,787  $   8,528,875
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..........................................................  $       5,158  $      16,132
    Cash paid for income taxes......................................................             --             --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

    Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

NOTE 2--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of March 31, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 1999, there was not a material net unrealized gain or loss on these investments.

NOTE 3--CONTINGENCIES:

    On April 14, 1999, a complaint was filed by a physician group against the Company claiming damages resulting from the Company's performance and discontinuation of the Company's Urology Support Services business. The asserted damages claimed total more than $500,000. This matter is in a preliminary stage and the Company cannot predict its outcome with any certainty.

    In July 1998 and March 1999, the Company received Civil Investigative Demands ("CID") from the Department of Justice ("DOJ"). If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

NOTE 4--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Company announced that the Board of Directors authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of May 14, 1999, the Company had repurchased approximately $2.7 million (or approximately 543,000 shares) of its common stock. Management also expects that depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

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

    For the three months ended March 31, 1999, the Company derived over 90% of its revenue from diagnostic products and services that its UroDiagnostics Group, also known as UroCor Labs-TM-, provided to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the three months ended March 31, 1999, approximately 43%, 48%, 5% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients and physicians and hospitals, respectively.

    During the three months ended March 31, 1999, the Company derived approximately 5% of its revenue from the marketing of two therapeutic products for advanced prostate cancer pursuant to a co-promotion agreement with a manufacturer. Under the current agreement, the Company recognizes revenue when earned based primarily on completed sales calls. The Company also has worldwide marketing and distribution rights for a UroCor branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. This product received clearance for marketing from the United States Food and Drug Administration (the "FDA") in April 1999 and the manufacturer is now awaiting approval from the Nuclear Regulatory Commission before commercial shipment of seeds can begin. Marketing in the United States is expected to start early in the second half of 1999.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased 15.7%, from approximately $10.6 million in the three months ended March 31, 1998 to approximately $12.3 million in the three months ended March 31, 1999. Diagnostics revenue increased 25.5% resulting primarily from an increase in case volume of 37.4% for the three month period due to expansion of the Company's client base from approximately 2,225 to over 2,600 urologists in March 1998 and 1999, respectively, and increased utilization of the Company's diagnostic products and services by existing clients. Therapeutics product co-promotion revenue decreased from a total of approximately $1.2 million for the three months ended March 31, 1998 to approximately $651,000 for the three months ended March 31, 1999. Included in therapeutics revenues for the three months ended March 31, 1998 was a one-time incentive payment of $500,000.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 35.1% for the three months ended March 31, 1999 from 38.1% for the three months ended March 31, 1998. In the aggregate, direct cost of services and products increased 6.6%, from approximately $4.0 million in the three months ended March 31, 1998 to approximately $4.3 million in the three months ended March 31,

1999. The dollar increase in direct costs of services and products was due principally to higher supply and distribution costs resulting from higher case volume and additional wide area network report delivery system costs from increased utilization by the Company's clients. Partially offsetting these increased costs were decreased personnel costs and elimination of costs resulting from Urology Support Services ("USS") business operations, which were discontinued in late 1998. The decrease as a percentage of revenue reflects, in part, the Company's efforts to decrease costs by identifying process improvements, the elimination of USS operations cost and lower personnel costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses declined to 51.4% for the three months ended March 31, 1999 from 52.5% for the three months ended March 31, 1998. In the aggregate, selling, general and administrative expenses increased 13.4%, from approximately $5.6 million in the three months ended March 31, 1998 to approximately $6.3 million in the three months ended March 31, 1999. The dollar increase in selling, general and administrative expenses was due principally to higher professional fees related to addressing accounts receivable issues, higher personnel costs related to expansion of management information services and billing personnel, increased provision for doubtful accounts receivable and higher convention and meeting costs, partially offset by decreased costs attributable to marketing and administration of USS which was discontinued in late 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses decreased to 3.1% for the three months ended March 31, 1999 from 4.8% for the three months ended March 31, 1998. In the aggregate, research and development costs decreased 25.6%, from approximately $508,000 in the three months ended March 31, 1998 to approximately $378,000 in the three months ended March 31, 1999. The dollar decrease was due primarily to elimination of non-strategic projects in the third quarter of 1998 resulting in overall lower base research and development program costs.

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 23.7%, from approximately $336,000 in the three months ended March 31, 1998 to approximately $257,000 in the three months ended March 31, 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to the three months ended March 31, 1998, which have been used to fund capital expenditures and operations.

    INCOME TAXES. Income tax expense recorded increased 85.6%, from approximately $313,000 in the three months ended March 31, 1998 to approximately $581,000 in the three months ended March 31, 1999 based on a 38% effective federal and state income tax provision on increased net income.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, cash, cash equivalents and marketable investments totaled approximately $20.5 million and the Company's working capital was approximately $32.6 million. As of March 31, 1999, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $15.5 million, short-term marketable investments of approximately $1.0 million and long-term marketable investments of approximately $4.0 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $14.6 million at March 31, 1999, a decrease of approximately $1.3 million from December 31, 1998, or 8.3%. This decrease is attributable to a decrease in accrued therapeutics revenue of $1.7 million and an increase in allowance for doubtful accounts partially offset by increased diagnostics receivables. At March 31, 1999 and December 31, 1998, the Company's average number of days sales in net diagnostics receivables was approximately 110.

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

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the third quarter of 1998, the Company recorded a special charge of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collection results, including actions taken in respect to the unsent invoices. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's financial position and results of operations. The Company believes that the potential patient and client reaction as a result of the Company's delay in sending invoices to patients for the co-pay, deductible and other amounts determined in 1998 could result in some of the urologists for such patients discontinuing or reducing their use of the Company's diagnostic services. The loss of any of such clients' business could adversely affect the rate of the Company's growth in revenues and the Company's financial position and results of operations.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. This agreement was revised effective January 1, 1999, and for the three months ended March 31, 1999, the Company recorded revenue of approximately $651,000, as compared to $1.2 million for the three months ended March 31, 1998. Included in revenue for the three months ended March 31, 1998 was a one-time incentive payment of $500,000. The Company recognizes revenue under the current agreement when earned based primarily upon sales calls completed by the Company and has the potential to recognize a bonus at year end if certain sales goals are attained. The Company does not believe that results prior to January 1, 1999 will be indicative of future results or that it will achieve the same level of revenue as in 1998.

    Operating activities provided net cash of approximately $3.0 million for the three months ended March 31, 1999 compared to using net cash of approximately $1.2 million for the three months ended March 31, 1998. The net cash provided by operating activities was primarily the result of a decrease in accounts receivable of approximately $1.3 million, net income of approximately $945,000 and the related deferred tax expense of approximately $208,000, depreciation and amortization of approximately $659,000, decrease in other current assets of $482,000 primarily related to a refund of federal income tax estimated payments and decrease in prepaid expense of $247,000 primarily related to the occurrence of the national sales meeting for which significant prepayments had been incurred, offset in part by a decrease in accounts payable of approximately $977,000.

    Net cash provided by investing activities was approximately $1.5 million for the three months ended March 31, 1999 and consisted primarily of maturities of short-term marketable investments of approximately $5.0 million, offset by capital expenditures of approximately $1.5 million, and purchases of long-term marketable investments of approximately $1.8 million. Net cash used in financing activities was approximately $52,000 for the first three months of 1999, consisting primarily of principal payments under capital leases and other indebtedness of approximately $72,000 offset by proceeds from exercise of stock options of approximately $20,000.

    The Company's capital expenditures of approximately $1.5 million for the three months ended March 31, 1999, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software associated with the relocation to newly constructed facilities adjacent to the existing facilities. Of the total amount, approximately $336,000 was related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company has committed to funding a portion of the building tenant improvements and, in addition to expenditures made in the first quarter, expects to incur at least an additional $1.5 million by the end of the second quarter of 1999 for such improvements and other capital expenditures related to moving to the new building. The Company intends to fund the majority of these capital expenditures with existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently awaiting clearance by the FDA prior to marketing in the United States. The total cost of the distribution rights is $3.0 million, payable in installments based on achievement of certain milestones by the manufacturer. Prior to 1998, the Company made aggregate milestone payments of $1.25 million. The Company is obligated to pay an additional milestone payment of $1.75 million if and when the product receives clearance by the FDA for marketing in the United States. If the Company is required to make this payment, it intends to do so out of existing cash and investment balances. The Company may terminate this agreement at any time prior to FDA clearance of the product and recoup the equivalent of payments already made.

    During 1998, the Company obtained marketing and other rights to two other therapeutic products, and is obligated to pay up to an additional $500,000 to the manufacturers based on achievement of certain milestones. In April 1999, the Company paid one of such manufacturers $250,000 upon receiving clearance for marketing from the FDA. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances.

    In April 1999, the Company's board of directors authorized the repurchase of up to $10 million of the Company's common stock. As of May 14, 1999, the Company had repurchased approximately $2.7 million (or approximately 543,000 shares) of its common stock. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

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

       Phase 1 is the compilation of an inventory of systems and relationships with suppliers, key customers and other business partners. This phase was completed in the first quarter of 1999.

       Phase 2 is the final assessment of each item identified in the inventory compiled in Phase 1; verification of each item's compliance with Year 2000 requirements and a resulting financial risk analysis. This phase is under way and scheduled for completion in the second quarter of 1999.

       Phase 3 is the resolution of any issues identified in Phase 2 and the development of a contingency plan, if necessary, to deal with internal and external risks associated with the Year 2000 issue. It is anticipated that this phase will be completed by the end of the third quarter of 1999.

    In 1998, UroCor's initial assessment of its internal computer systems and related applications indicated that these systems and applications are prepared to accommodate date-sensitive information relating to the Year 2000 issue. UroCor expects that any additional costs related to ensuring such systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company and that it will fund such costs through existing working capital and operating cash flows. The Company estimates that the total future expenditures specifically relating to the Year 2000 project will be less than $75,000. However, there can be no assurance that the completed review will not identify additional costs and efforts that will be required and could cause actual results to differ materially from expectations.

    Additionally, the ability of third parties with whom UroCor transacts business to address their Year 2000 issues adequately is outside the Company's control. There can be no assurance that the failure of such third parties to identify and address their respective Year 2000 issues adequately will not have a material adverse effect on the Company's financial condition or results of operations. The most significant exposure is to the federal government's Medicare and Medicaid programs and with major insurance companies. These customers in aggregate represent a material portion of the Company's revenue and corresponding cash flow. As to suppliers and vendors, the most significant are those associated with services and products supply and distribution. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. As the ability of these third parties to address their Year 2000 issues adequately is outside the Company's control, there can be no assurance that the failure of third parties to address their respective Year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

    If completion of the Phase 2 risk analysis indicates that the Company will be unable to achieve Year 2000 readiness of its critical operations, the Company will develop a contingency plan. The Company plans to evaluate the status of completion of its Year 2000 efforts no later than June 30, 1999 and determine whether a contingency plan is necessary. There can be no assurances that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at March 31, 1999 consisted primarily of high-grade fixed income securities with maturities of less than two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 1999 and December 31, 1998, there were no material net unrealized gains or losses on these investments.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On April 14, 1999, a complaint was filed in the Denver County District Court in Colorado by Rocky Mountain Lithotripter Limited Partnership and RMKSM General Partnership against UroCor. The suit relates to UroCor's performance under a service agreement with the plaintiffs and the termination of such agreement in connection with the Company's discontinuation of the USS business. The plaintiffs claim damages in excess of $500,000. This matter is in a preliminary stage and the Company cannot predict its outcome with any certainty.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996 and the Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through March 31, 1999, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..................  $      --
Purchase and installation of machinery and equipment............  6,953,252
Purchases of real estate........................................         --
Acquisition of other business(es)...............................         --
Repayment of indebtedness.......................................  2,375,404
Working Capital.................................................  3,641,287

TEMPORARY INVESTMENTS:
  Short-term Commercial Paper...................................  1,014,115
  Long-term Corporate and Treasury Notes........................  3,960,983
  Cash Equivalents..............................................  2,161,664

OTHER PURPOSES:
  Development and Expansion of Diagnostic Product Line..........  6,231,192
  Development of Information Products and Services and
    Urological Disease Databases................................  2,689,673
  Development of Therapeutic Product Line.......................  1,580,153
  Development and Expansion of Clinical and Research
    Laboratories and Lab Information System.....................  3,942,136

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company also is planning to offer additional therapeutic products and information services. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage expansion into and operation of therapeutics or information services businesses.

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

    COLLECTIBILITY OF ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company may have difficulty in its collection efforts. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collection results, and, in response to the unsent invoices, it is undertaking additional initiatives to further improve claims efficiencies and collection results. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company's results of operations.

    RISKS RELATED TO TERMINATION OF UROLOGY SUPPORT SERVICES BUSINESS. During 1998, the Company provided limited business management services, primarily billing and collection services, to selected urologist clients, through the Company's USS business. As a result of the Company's exit from this business as of the end of the third quarter, the Company has incurred severance and other expenses. The Company believes it accrued the estimable expenses associated with terminating the existing service contracts and related exit activities. There can be no assurance that additional expenses related to these activities, costs due to unforeseen consequences of exiting the USS business or unexpected USS business expenses will not occur in future periods. Such occurrences could have a material adverse affect on the Company's results of operations. See "Part II--Other Information, Item 1" for information regarding a lawsuit filed recently against the Company regarding damages asserted by a physician group in respect of the USS business.

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

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Anti-Fraud and Abuse Amendment and the Stark law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for making a referral for a service or item and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and exclusion from the Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the Department of Justice ("DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The

CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to the initial CID, intends to produce documents to the DOJ in response to the second CID and intends to cooperate fully with the DOJ with respect to this investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. In addition, any related regulatory announcements or actions with respect to enforcement activities could have a negative impact on the Company's stock price regardless of the ultimate outcome of the matters under investigation.

    The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988, the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by the Department of Health and Human Services ("DHHS") or any state or any other regulatory authority, could have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

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

    The FDA currently regulates a number of the products which the Company purchases from third parties for use in its diagnostic services. The manufacturers of such products are responsible for compliance with FDA regulations relating to such products. There can be no assurance, however, that action by the manufacturers or by the FDA would not impair the Company's ability to obtain and offer certain services. The unavailability of certain services and materials used in the Company's diagnostics business could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA regulates products licensed or otherwise acquired from third parties and distributed or marketed by the Company. The manufacturers of such products are responsible for compliance with the clearance and marketing regulations of the FDA. The ability of such third parties to address their FDA regulatory issues is outside the Company's control. There can be no assurance that the failure of such third parties to address their FDA regulatory matters adequately will not have a material adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Persist Treatment System is a new product introduction into the health care market. There can be no assurance that the Persist Treatment System or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third-party payors. Such uncertainty makes the amount and timing of Persist reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. In addition, if the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

    POTENTIAL HEALTH CARE REFORM. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

    DEPENDENCE ON CERTAIN PRODUCT LINES. A significant portion of the Company's revenue has been, and is expected to continue to be, dependent upon the Company's prostate tissue analysis and bladder cellular analysis product lines. Any negative event related to these product lines, such as increased competition, pricing pressures, reimbursement changes and clinical or technological obsolescence, could have a material and adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THE FDA REVIEW OF THERAPEUTIC PRODUCTS. The Company has a distribution agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining clearance from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. As a result of an August 1998 FDA site visit and subsequent discussions between BioChem and the FDA, BioChem has undertaken upgrading certain portions of its manufacturing process and facility to meet FDA requirements. Although BioChem has advised the Company that it believes it can satisfy the FDA requirements, there can be no assurance that FDA clearance will be obtained.

    The Company also has a marketing agreement with the manufacturer of a therapeutic product used for early stage prostate cancer. Pursuant to the marketing agreement, the manufacturer filed a Form 510(k) with the FDA in December 1998 for marketing clearance and such clearance was obtained in April 1999. The manufacturer is responsible for obtaining an additional approval from the Nuclear Regulatory Commission before commercial shipment of the product can begin. There can be no assurance that such approval will be obtained. Additionally, as the manufacturer has not previously produced this therapeutic product, there can be no assurance of the manufacturer's ability to produce quantities effectively.

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

    For the three months ended March 31, 1999, the Company recorded revenue of approximately $651,000 under a co-promotion agreement with Zeneca Pharmaceuticals, Inc. ("Zeneca"). Effective January 1, 1999, UroCor and Zeneca replaced the original agreement with a revised three-year co-promotion agreement. Pursuant to the revised agreement, UroCor recognizes revenue based on completed sales calls and has the potential to recognize a bonus based on the attainment of Zeneca's sales goals at year end. Because of changes in the criteria for determining UroCor's compensation, the Company does not believe that past results under the original agreement will be indicative of future results, and the Company currently does not anticipate that it will attain the same level of revenues under the current agreement that it attained in 1998 under the original agreement. The current agreement is subject to termination by either party effective after December 31, 1999, subject to certain conditions.

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

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to substantial regulation by state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is being proposed continually at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act ("HIPAA") requires the Secretary of the DHHS to recommend legislation or to promulgate regulations governing privacy standards for individually identifiable health information. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company also are required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or fines or penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future, which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations.

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

    COMPETITIVE PRESSURES. The industry in which the Company's diagnostics business operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local, regional and national pathology services, hospital laboratories and general reference clinical laboratories. Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many of the Company's competitors also have long established relationships with the Company's current and prospective customers and with managed care organizations. There can be no assurance that the Company will be able to compete successfully with such entities in the marketing of products and services and in the acquisition of new technologies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

     10.1  UroCor, Inc. Deferred Compensation Plan
     10.2  Employment Agreement, dated March 15, 1999 between Bruce C. Hayden and
             UroCor, Inc.

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
                                                William A. Hagstrom
                                             CHAIRMAN OF THE BOARD AND
         May 14, 1999                         CHIEF EXECUTIVE OFFICER

                                By:             /s/ BRUCE C. HAYDEN
                                     -----------------------------------------
                                                  Bruce C. Hayden
                                       SENIOR VICE-PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER,
         May 14, 1999                         TREASURER AND SECRETARY