Form 10-Q
period 1999-06-30
UROCOR INC
filed 1999-07-30
CIK 946945

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on July 20, 1999 was 9,605,948 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Balance Sheets as of June 30, 1999 and December 31, 1998..........................................      3

        Statements of Operations for the three and six months ended June 30, 1999 and 1998................      4

        Statements of Cash Flows for the six months ended June 30, 1999 and 1998..........................      5

        Notes to Unaudited Interim Financial Statements--June 30, 1999....................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    8-14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......................................     14

                                             PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................     15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................     15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................................     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................     16

ITEM 5.  OTHER INFORMATION................................................................................    16-22

        Cautionary Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................     23

Signatures................................................................................................     24

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                                 BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                       JUNE 30,     --------------
                                                                                         1999
                                                                                    --------------
                                                                                     (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $    9,965,633  $   11,034,123
  Short-term marketable investments...............................................       2,184,180       6,057,160
  Accounts receivable, net of allowance for doubtful accounts of $10,338,913 at
    June 30, 1999 and $6,029,066 at December 31, 1998.............................      10,374,147      15,964,744
  Prepaid expenses................................................................         474,226         946,403
  Laboratory supplies, at average cost............................................         561,291         458,569
  Inventory.......................................................................         221,508         236,328
  Deferred tax asset--current, net................................................       5,386,114       3,159,855
  Other current assets............................................................         835,053       1,065,909
                                                                                    --------------  --------------
    Total current assets..........................................................      30,002,152      38,923,091
                                                                                    --------------  --------------
LONG-TERM MARKETABLE INVESTMENTS..................................................       2,845,057       2,112,333
PROPERTY AND EQUIPMENT, net.......................................................       8,550,209       9,969,245
NON-CURRENT DEFERRED TAX ASSET, net...............................................         199,263         174,671
INTANGIBLES AND OTHER ASSETS, net.................................................       2,533,851       2,140,599
                                                                                    --------------  --------------
    Total assets..................................................................  $   44,130,532  $   53,319,939
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................  $    2,958,846  $    3,490,381
  Accrued compensation............................................................         950,847         404,444
  Current installments of obligations under capital leases........................          77,570         209,092
  Other accrued liabilities.......................................................         285,574         372,427
                                                                                    --------------  --------------
    Total current liabilities.....................................................       4,272,837       4,476,344

DEFERRED COMPENSATION.............................................................         116,483              --
OBLIGATIONS UNDER CAPITAL LEASES, net of current installments.....................              --           8,607
                                                                                    --------------  --------------
    Total liabilities.............................................................       4,389,320       4,484,951
                                                                                    --------------  --------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000 shares at June 30, 1999 and at December 31, 1998; no shares issued and outstanding at June 30, 1999 or
    at December 31, 1998..........................................................              --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 1999 and at December 31, 1998; 10,541,914 shares issued at June 30, 1999 and 10,492,726
    shares issued and outstanding at December 31, 1998............................         105,419         104,927
  Common stock held in treasury at cost, 937,466 shares...........................      (4,953,005)             --
  Additional paid-in capital......................................................      59,054,633      58,945,418
  Accumulated deficit.............................................................     (14,465,835)    (10,215,357)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................      39,741,212      48,834,988
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $   44,130,532  $   53,319,939
                                                                                    --------------  --------------
                                                                                    --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
REVENUE.............................................  $  11,295,113  $  11,264,046  $  23,572,217  $  21,877,841

OPERATING EXPENSES:
  Direct cost of services and products..............      4,361,225      4,420,462      8,675,374      8,468,454
  Selling, general and administrative expenses......      7,307,755      5,931,452     13,622,702     11,500,558
  Research and development..........................        429,862        499,180        808,014      1,007,554
  Special charges...................................      7,409,777             --      7,409,777             --
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................     19,508,619     10,851,094     30,515,867     20,976,566
                                                      -------------  -------------  -------------  -------------

OPERATING INCOME (LOSS):............................     (8,213,506)       412,952     (6,943,650)       901,275

OTHER INCOME:
  Interest, net.....................................        229,705        297,336        486,234        633,408
  Other.............................................        (43,032)            --        (43,032)            --
                                                      -------------  -------------  -------------  -------------
    Total other income, net.........................        186,673        297,336        443,202        633,408
                                                      -------------  -------------  -------------  -------------

Income (loss) before income taxes...................     (8,026,833)       710,288     (6,500,448)     1,534,683
Income taxes (benefit)..............................     (2,830,944)       270,000     (2,249,965)       583,000
                                                      -------------  -------------  -------------  -------------
NET INCOME (LOSS)...................................  $  (5,195,889) $     440,288  $  (4,250,483) $     951,683
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share................  $        (.52) $         .04  $        (.41) $         .09
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent
    Shares Outstanding..............................     10,077,465     10,374,727     10,286,192     10,362,553
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Diluted:
  Net Income (Loss) Per Common Share-- Assuming
    Dilution........................................  $        (.52) $         .04  $        (.41) $         .09
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted Average Common and Common Equivalent
    Shares Outstanding--Assuming Dilution...........     10,077,465     11,069,285     10,286,192     11,052,295
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................................  $  (4,250,483) $     951,683
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..................................................      1,394,970      1,249,799
    Deferred income tax............................................................     (2,249,965)       114,000
    Stock option compensation expense..............................................          4,576         62,627
    Increase in deferred compensation..............................................        116,483             --
    (Gain) loss on disposition of equipment........................................         43,032         (4,972)
    Loss on asset write down.......................................................      3,226,846             --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.....................................      5,590,597     (5,024,806)
    (Increase) decrease in prepaid expense.........................................        472,177       (194,008)
    (Increase) decrease in laboratory supplies.....................................       (102,722)        53,903
    Decrease in inventory..........................................................         14,820             --
    Decrease in other current assets...............................................        230,856        144,468
    Decrease in accounts payable...................................................       (531,535)      (417,337)
    Increase in accrued compensation...............................................        546,403        182,122
    Decrease in accrued liabilities................................................        (86,853)        (9,209)
                                                                                     -------------  -------------
      Net cash provided by (used in) operating activities..........................      4,419,202     (2,057,056)
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term marketable investments, net.............................      3,872,980     10,608,446
  Purchases of long-term marketable investments, net...............................       (732,724)       982,097
  Capital expenditures.............................................................     (3,173,927)    (2,292,364)
  Intangibles and other assets.....................................................       (466,019)      (214,912)
                                                                                     -------------  -------------
      Net cash provided by (used in) investing activities..........................       (499,690)     9,083,267
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock purchase plan.......................................         63,065        103,434
  Purchase of treasury shares......................................................     (4,953,005)            --
  Proceeds from exercise of stock options..........................................         42,066        120,763
  Principal payments under capital lease obligations and other indebtedness........       (140,128)      (266,965)
                                                                                     -------------  -------------
      Net cash used in financing activities........................................     (4,988,002)       (42,768)
                                                                                     -------------  -------------
  Net increase (decrease) in cash and cash equivalents.............................     (1,068,490)     6,983,443

CASH AND CASH EQUIVALENTS, beginning of year.......................................     11,034,123      6,896,033
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...........................................  $   9,965,633  $  13,879,476
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................  $       8,386  $      28,700
  Cash paid for income taxes.......................................................        300,000        350,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

    Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

NOTE 2--SPECIAL CHARGES:

    During the second quarter of 1999, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.....................  $3,941,833
Information systems restructuring costs.........................  2,893,700
Settlement of certain Urology Support Services ("USS") claims...    348,146
Severance costs for workforce reduction.........................    226,098
                                                                  ---------
Total special charges...........................................  $7,409,777
                                                                  ---------
                                                                  ---------

    Subsequent to increasing the provision for accounts receivable in the third quarter of 1998, the Company continued reorganizing and streamlining its accounts receivable and billing functions, which has resulted in improved collections on recent billings. During the second quarter of 1999, however, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility is doubtful, or the expected benefit could exceed the processing cost. Accordingly, a provision of $3,941,833 was made for those receivable balances.

    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company has restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects are accrued at $226,098 for seven people employed by the information systems function and three people employed in other areas of the Company that were involved in terminated projects. These amounts are anticipated to be paid during the third and fourth quarter of 1999.

    At the end of the third quarter of 1998, the Company made the decision to exit the USS business and accrued estimable costs associated with exiting this business. During the second quarter of 1999, the Company settled claims by two of the former clients of the USS business, which together with legal fees incurred by the Company resulted in costs of $348,146 in excess of amounts that had been previously accrued.

                                  UROCOR, INC.

                                 JUNE 30, 1999

NOTE 3--NET INCOME (LOSS) PER COMMON SHARE:

    For the three and six months ending June 30, 1999, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of Diluted Net Loss Per Share because such impact is antidilutive in the period of a net loss (i.e., consideration of such shares would result in a lower Diluted Net Loss Per Share in comparison to the Basic Net Loss Per Share).

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of June 30, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 1999, there was not a material net unrealized gain or loss on these investments.

NOTE 5--COMMITMENTS AND CONTINGENCIES:

    On April 14, 1999, a complaint was filed by a physician group against the Company claiming damages resulting from the Company's performance of and in connection with the discontinuation of the Company's USS business. The asserted damages claimed totaled approximately $500,000. This particular matter was settled for $250,000 and is included in special charges.

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

NOTE 6--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Board of Directors of the Company authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of July 27, 1999, the Company had repurchased approximately $5.0 million (or approximately 937,000 shares) of common stock. Management also expects that, depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

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

    For the three months ended June 30, 1999, the Company derived over 90% of its revenue from diagnostic products and services that UroCor Labs-TM- provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the three months ended June 30, 1999, approximately 47%, 42%, 6% and 5% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the three months ended June 30, 1999, the Company derived approximately 4% of its revenue from the marketing of two therapeutic products for advanced prostate cancer pursuant to a co-promotion agreement with a manufacturer. Under this agreement, the Company recognizes revenue when earned based primarily on completed sales calls.

    The Company also has worldwide marketing and distribution rights for a UroCor branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. This product received clearance for marketing from the United States Food and Drug Administration (the "FDA") in April 1999, and the manufacturer is now awaiting approval from the Nuclear Regulatory Commission before commercial shipment of seeds can begin. The Company expects to begin marketing this product in the United States in 1999.

RESULTS OF OPERATIONS

    REVENUE. Revenue for the three months ended June 30, 1999 was comparable to the three months ended June 30, 1998 at approximately $11.3 million, and increased 7.9% from approximately $21.9 million to $23.6 million in the first six months of 1999. Diagnostics revenue increased 7.6% for the three-month period and 16.2% for the six-month period resulting primarily from an increase in case volume of 11.3% and 22.3%, respectively, due to an expansion of the Company's client base from approximately 2,350 in June 1998 to over 2,650 urologists in June 1999. The diagnostics revenue and volume growth rate for the second quarter of 1999 is lower relative to previous quarters primarily as a result of the elimination of certain managed care marketing programs and related collection efforts. Although the Company maintained the same number of urologists from the first quarter of 1999 (approximately 2,650), the number of clients accessing two or more products declined from 50% in the second quarter of 1998 and the first quarter of 1999 to 48% in the second quarter of 1999, reflecting that clients using two or more products were lost or declined product usage while most new clients started with only one product. The Company does not expect the current growth rate to be indicative of future growth rates, as the Company intends to focus its marketing and sales efforts for the remainder of 1999 on improving the diagnostics growth rates. Therapeutics product co-promotion revenue decreased 59.7% from approximately $1.1 million for the three months ended June 30, 1998 to approximately $455,000 for the three months ended June 30, 1999, and decreased 53.5% from approximately $2.4 million for the six months ended June 30, 1998 to approximately $1.1 million in the six months ended June 30, 1999 principally due to a restructuring of the compensation terms of the related co-promotion agreement in late 1998.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 38.6% for the three months ended June 30, 1999 from 39.2% for the three months ended June 30, 1998 and decreased to 36.8% for the six months ended June 30, 1999 from 38.7% for the six months ended June 30, 1998. In the aggregate, direct cost of services and products remained constant for the three months ended June 30, 1998 and 1999 at approximately $4.4 million and direct costs increased 2.4% in the aggregate from approximately $8.5 million for the six months ended June 30, 1998 to approximately $8.7 million for the six months ended June 30, 1999. Direct costs for the three and six month periods ended June 30, 1998 included approximately $262,000 and $425,000, respectively, for nonrecurring direct costs associated with the Urology Support Services ("USS") business that the Company exited later in 1998. As a percentage of revenue, direct costs for the three and six month periods ended June 30, 1998, excluding the direct costs associated with USS would have been 36.9% and 36.8%, respectively. Compared to these adjusted percentages for the 1998 periods, direct costs for the comparable 1999 three-month period increased from 36.9% to 38.6% and remained even for the comparable 1999 six-month period at 36.8%. The increase in this percentage for the 1999 three-month period compared to the adjusted 1998 three-month period was the result of the decline in therapeutics co-promotion revenue under the restructured terms of the co-promotion agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 64.7% for the three months ended June 30, 1999 from 52.7% for the three months ended June 30, 1998 and increased to 57.6% for the six months ended June 30, 1999 from 52.6% for the six months ended June 30, 1998. In the aggregate, selling, general and administrative expenses increased 23.0%, from approximately $5.9 million in the three months ended June 30, 1998 to approximately $7.3 million in the three months ended June 30, 1999 and increased 18.3%, from approximately $11.5 million in the six months ended June 30, 1998 to $13.6 million in the six months ended June 30, 1999. Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 included approximately $172,000 and $353,000, respectively for nonrecurring costs associated with the USS business that the Company exited later in 1998. The increase in selling, general and administrative expenses was due principally to increased management personnel, increased professional fees related to addressing accounts receivable issues, increased personnel and depreciation costs related to information services and billing efforts, increased convention and meeting costs and the incurrence of over $275,000 in second quarter expenses related to personnel, marketing and information systems in anticipation of the upcoming launch of the Company's brachytherapy seed product.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses decreased to 3.8% for the three months ended June 30, 1999 from 4.4% for the three months ended June 30, 1998 and to 3.4% for the six months ended June 30, 1999 from 4.6% for the six months ended June 30, 1998. In the aggregate, research and development costs decreased 13.9%, from approximately $499,000 in the three months ended June 30, 1998 to approximately $430,000 in the three months ended June 30, 1999, and decreased 19.8% from approximately $1.0 million for the six months ended June 30, 1998 to approximately $808,000 in the six months ended June 30, 1998. The decrease in expenses was due primarily to elimination of non-strategic projects in the third quarter of 1998 resulting in overall lower base research and development program costs.

    SPECIAL CHARGES. During the second quarter of 1999, the Company recognized special charges related primarily to two items. First, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility is doubtful. Accordingly, a provision of approximately $3.9 million was made for these receivable balances. Second, the Company launched an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the USS business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for the three months ended June 30, 1999; there were no such charges for the three months ended June 30, 1998.

    The following table sets forth the effects of the special charges on UroCor's operating income, net income and diluted earnings per share for the three and six month periods ended June 30, 1999.

                                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                              JUNE 30, 1999       JUNE 30, 1999
                                                                           -------------------  -----------------
Operating loss, as reported..............................................     $  (8,213,506)      $  (6,943,650)
Operating income (loss), excluding special charges.......................     $    (803,729)      $     466,127
-----------------------------------------------------------------------------------------------------------------
Net loss, as reported....................................................     $  (5,195,889)      $  (4,250,483)
Net income (loss), excluding special charges.............................     $    (394,354)      $     595,511
-----------------------------------------------------------------------------------------------------------------
Diluted loss per share, as reported......................................     $        (.52)      $        (.41)
Diluted earnings (loss) per share, excluding special charges.............     $        (.04)      $         .06

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 22.7%, from approximately $297,000 in the three months ended June 30, 1998 to approximately $230,000 in the three months ended June 30, 1999 and decreased 23.2%, from approximately $633,000 in the six months ended June 30, 1998 to approximately $486,000 in the six months ended June 30, 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to the three months ended June 30, 1998, resulting from the use of such resources to fund stock repurchases and capital expenditures.

    INCOME TAXES. Income tax expense recorded in the three months ended June 30, 1998 was approximately $270,000 while an income tax benefit of approximately $2.8 million was recorded in the three months ended June 30, 1999 based on a 35.5% effective federal and state income tax rate. For the six months ended June 30, 1998, income tax of approximately $583,000 was recorded based upon a 38% effective rate, while an income tax benefit of $2.3 million was recorded for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, cash, cash equivalents and marketable investments totaled approximately $15.0 million and the Company's working capital was approximately $25.7 million. As of June 30, 1999, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $10.0 million, short-term marketable investments of approximately $2.2 million and long-term marketable investments of approximately $2.8 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $10.4 million at June 30, 1999, a decrease of approximately $5.6 million from December 31, 1998, or 35.0%. This decrease is attributable to an increase in the allowance for doubtful accounts of $4.3 million and decrease in accrued therapeutics revenue of $1.7 million, partially offset by increased diagnostics receivables. At June 30, 1999 and December 31, 1998, the Company's average number of days sales in net diagnostics receivables was approximately 81 and 110, respectively.

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

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the second quarter of 1999, the Company recorded a special charge of $3.9 million to increase the allowance for doubtful accounts in respect of terminating certain managed care related marketing programs and identifying significantly aged segments of its accounts receivable for which the likelihood of collectibility is doubtful. In 1998, the Company recorded a special charge of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections, and the Company also determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collection results, including actions taken in respect to the unsent invoices. Partially in response to the collection efforts undertaken by the Company for the previously delayed invoices to patients for co-pays, deductibles and other amounts determined in 1998, some urologists for such patients discontinued or reduced their use of the Company's diagnostic services. The loss of any additional clients' business could adversely affect the rate of the Company's growth in revenues and the Company's results of operations.

    While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's financial position and results of operations.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. This agreement was revised effective January 1, 1999, and for the three months ended June 30, 1999, the Company recorded revenue of approximately $455,000 under the agreement, as compared to $1.1 million for the three months ended June 30, 1998. The Company recognizes revenue under the current agreement when earned based primarily upon sales calls completed by the Company and has a potential to recognize a bonus at year end if certain sales goals are attained. However, based upon current performance, the Company has not accrued revenue related to this bonus. The Company does not believe that results under the co-promotion agreement prior to January 1, 1999 will be indicative of future results under the revised agreement or that the Company will achieve the same level of revenues under the agreement as in 1998.

    Operating activities provided net cash of approximately $4.4 million for the six months ended June 30, 1999 compared to using net cash of approximately $2.1 million for the six months ended June 30, 1998. The net cash provided by operating activities was primarily the result of a net loss of $4.3 million and related income tax benefit of approximately $2.2 million, more than offset by a special charge of $3.2 million for asset write-offs related to restructuring the Company's information systems function and terminating certain existing systems and internal software development projects, a decrease in accounts receivable of approximately $5.6 million primarily resulting from a special charge, and depreciation and amortization of approximately $1.4 million.

    Net cash used by investing activities was approximately $500,000 for the six months ended June 30, 1999 and consisted primarily of maturities of short-term marketable investments of approximately $3.8 million, offset by capital expenditures of approximately $3.1 million, intangible and other assets of approximately $466,000 related to progress payment for marketing distribution rights, and purchases of long-term marketable investments of approximately $700,000. Net cash used in financing activities was approximately $5.0 million for the first six months of 1999, consisting primarily of purchases of stock pursuant to the Company's stock repurchase program that commenced in April 1999.

    The Company's capital expenditures of approximately $3.1 million for the six months ended June 30, 1999, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software associated with the Company's relocation to newly constructed facilities adjacent to the former facilities. Of the total amount, approximately $339,000 was related to internal software development costs for information services. The Company has funded a portion of the building tenant improvements and, in addition to expenditures made in the six months ended June 30, 1999, expects to incur at least an additional $600,000 by the end of the third quarter of 1999 for such improvements and other capital expenditures related to moving to the new building. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be higher than the historical level of such expenditures as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

    In December 1994, the Company obtained distribution rights to a therapeutic product currently awaiting clearance by the FDA prior to marketing in the United States. The total cost of the distribution rights is $3.0 million, payable in installments based on achievement of certain milestones by the manufacturer, of which the Company has paid $1.25 million. The Company expects to pay an additional milestone payment of $1.75 million if and when the product receives clearance by the FDA for marketing in the United States. The manufacturer has advised the Company that it expects to receive FDA clearance before the end of 1999. If the Company is required to make this payment, it intends to do so out of existing cash and investment balances or debt. The Company has the right to terminate this agreement at any time prior to FDA clearance of the product and recoup the equivalent of payments already made.

    During 1998, the Company obtained marketing and other rights to two other therapeutic products, and is obligated to pay up to an additional $500,000 to the manufacturers based on achievement of certain milestones. In April 1999, the Company paid one of such manufacturers $250,000 upon receiving clearance for marketing from the FDA. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of July 27, 1999, the Company had repurchased approximately $5.0 million (or approximately 937,000 shares) of its common stock. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

    The Company believes that its existing capital resources will be sufficient to provide the funds necessary to maintain its present level of operations and implement its currently planned growth strategy. However, there may be circumstances or new business opportunities that would require additional resources. In such event, the Company may be required to seek additional financing and there is no assurance that the Company would be able to obtain such financing on a timely basis or on acceptable terms.

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

    Phase 1 was the compilation of an inventory of systems and relationships with suppliers, key customers and other business partners. This phase was completed in the first quarter of 1999.

    Phase 2 is the final assessment of each item identified in the inventory compiled in Phase 1, verification of each item's compliance with Year 2000 requirements and a resulting financial risk analysis. The assessment and verification portions of this phase were completed in the second quarter of 1999 and the financial risk analysis is anticipated to be completed early in the third quarter of 1999.

    Phase 3 is the resolution of any issues identified in Phase 2 and the development of a contingency plan, as necessary, to deal with internal and external risks associated with the Year 2000 issue. It is anticipated that this phase will be completed by the end of the third quarter of 1999 for the Company's internal systems. The resolution of Year 2000 issues for computer systems utilized in client's offices for the Company's Internet Report Delivery System ("IRDS") is being contracted out to a third-party vendor and is anticipated to be completed by the end of 1999. Contingency planning to address the impact that the Year 2000 issues of third parties may have on the Company will be an ongoing process as the Company becomes aware of such issues.

    In 1998, UroCor's initial assessment of its internal computer systems and related applications indicated that these systems and applications are prepared to accommodate date-sensitive information relating to the Year 2000 issue. UroCor expects that any additional costs related to ensuring such systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company and that it will fund such costs through existing working capital and operating cash flows. The Company continues to analyze and monitor its total expected costs associated with Year 2000 issues and currently estimates that the total future expenditures specifically relating to the Year 2000 project will be approximately $300,000. This cost information represents management's best-estimate, and there can be no assurance that further review will not identify additional costs and efforts that will be required and could cause actual results to differ materially from expectations.

    Additionally, the ability of third parties with whom UroCor transacts business to address their Year 2000 issues adequately is outside the Company's control. The most significant exposure is to the federal government's Medicare and Medicaid programs and with major insurance companies. These customers in aggregate represent a material portion of the Company's revenue and corresponding cash flow. As to suppliers and vendors, the most significant exposures are those associated with services and products supply and distribution. The Company will be monitoring industry reports to assess the potential impact that Year 2000 issues could have on airports and air traffic systems, as any such issues could impact the company's ability to receive and/or deliver specimens and supplies on a timely basis. Other than the potential exposures listed above, the Company is not aware of any problems that would materially impact results of operations, liquidity or capital resources. As the ability of these third parties to address their Year 2000 issues adequately is outside the Company's control, there can be no assurance that the failure of third parties to address their respective Year 2000 issues adequately will not have a material adverse effect on the Company's results of operations and financial condition.

    Completion of the verification portion of Phase 2 did identify that contingency plans will be needed as it relates to addressing any interruptions of support provided by third parties resulting from their failure to be Year 2000 ready. In the event that any IRDS systems are found to be non-compliant by January 1, 2000, the contingency plan will be for such clients to utilize the Company's standard reporting process via fax and/or mail until the compliance issue can be addressed. Additional contingency plans will be developed in Phase 3 of the Company's Year 2000 Project as described above. There can be no assurances that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at June 30, 1999 consisted primarily of debt securities with maturities as long as two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 1999 and December 31, 1998, there were no material net unrealized gains or losses on these investments.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On April 14, 1999, a complaint was filed against the Company in the Denver County District Court in Colorado by Rocky Mountain Lithotripter Limited Partnership and RMKSM General Partnership. The suit related to UroCor's performance under a service agreement with the plaintiffs and the termination of such agreement in connection with the Company's discontinuation of the USS business. The plaintiffs claimed damages in excess of $500,000. In May 1999, the Company settled this claim for $250,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996. The Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through June 30, 1999, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities...............  $      --
Purchase and installation of machinery and equipment.........  6,953,252
Purchases of real estate.....................................         --
Acquisition of other business(es)............................         --
Repayment of indebtedness....................................  2,375,404
Working Capital..............................................  3,641,287
Temporary Investments:
  Short-term Commercial Paper................................  2,184,180
  Long-term Corporate and Treasury Notes.....................  2,845,057
  Cash Equivalents...........................................  1,763,225
Other Purposes:
  Development and Expansion of Diagnostic Product Line.......  6,231,192
  Development of Information Products and Services and
    Urological Disease Databases.............................  2,689,673
  Development of Therapeutic Product Line....................  1,924,453
  Development and Expansion of Clinical and Research
    Laboratories and Lab Information System..................  3,942,136

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 14, 1999, at the Company's annual meeting of stockholders:

    A) The individuals listed below were elected to serve as Class III directors until the 2002 annual meeting. Set forth is the tabulation of votes cast.

          NAME            SHARES VOTED FOR  SHARES WITHHELD     BROKER NON-VOTES
------------------------  ----------------  ---------------  -----------------------
Michael W. George              8,534,940         653,833                    0
William A. Hagstrom            8,542,740         646,033                    0
Michael E. Herbert             8,543,106         645,667                    0

    B) The stockholders approved an amendment to the UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended to increase the number of shares for which options may be granted under such Plan from 2,000,000 to 2,300,000. The tabulation of votes with respect to this item was as follows:

                     SHARES VOTED
SHARES VOTED FOR        AGAINST        SHARES ABSTAINED      BROKER NON-VOTES
----------------  -------------------  -----------------  -----------------------
     8,003,855          1,174,039             10,879                     0

    C) The stockholders approved an amendment to the UroCor, Inc. 1997 Non-Employee Director Stock Option Plan to increase the number of shares for which options may be granted under such Plan from 100,000 to 200,000. The tabulation of votes with respect to this item was as follows:

                     SHARES VOTED
SHARES VOTED FOR        AGAINST        SHARES ABSTAINED      BROKER NON-VOTES
----------------  -------------------  -----------------  -----------------------
     8,642,374            532,340             14,059                     0

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

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the Department of Justice ("DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to both CIDs and is cooperating fully with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. In addition, any related regulatory announcements or actions with respect to enforcement activities could have a negative impact on the Company's stock price regardless of the ultimate outcome of the matters under investigation.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Persist Treatment System is a product not presently widely accepted for reimbursement within the healthcare market. The product has been marketed for less than one year and remains a relatively new approach to treating incontinence. There can be no assurance that the Persist Treatment System or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third-party payors. Such uncertainty makes the amount and timing of Persist reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. In addition, if the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THE FDA REVIEW OF THERAPEUTIC PRODUCTS. The Company has a distribution agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining clearance from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. As a result of an August 1998 FDA site visit, resulting FDA Form 483 and subsequent discussions between BioChem and the FDA, BioChem has undertaken upgrading certain portions of its manufacturing process and facility to meet FDA requirements. BioChem has advised the Company that it believes it can satisfy the FDA requirements and receive FDA clearance in 1999, however, there can be no assurance that FDA clearance will be obtained.

    The Company also has a marketing agreement with the manufacturer of a therapeutic product used for early stage prostate cancer. Pursuant to the marketing agreement, the manufacturer filed a Form 510(k) with the FDA in December 1998 for marketing clearance and such clearance was obtained in April 1999. The manufacturer is responsible for obtaining an additional approval from the Nuclear Regulatory Commission ("NRC") before commercial shipment of the product can begin. There can be no assurance that such approval will be obtained. Additionally, as the manufacturer has not previously produced this therapeutic product, there can be no assurance of the manufacturer's ability to produce quantities effectively or in a manner compliant with all FDA and NRC regulations.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pays, deductibles and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company has had difficulty in its collection efforts. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collection results, and, in response to the unsent invoices, it is has undertaken additional initiatives to further improve claims efficiencies and collection results, in addition to assessing the ultimate collectibility of outstanding balances. While the Company's management believes it has made progress by reorgainizing and streamlining its accounts receivable and billing functions, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company's results of operations.

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products through its UroTherapeutics Group. The Company currently has acquired distribution or co-promotion rights for five therapeutic products. While the Company has experience marketing three of the therapeutic products, there can be no assurance that the Company's future efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals or medical devices from others.

Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals or medical devices on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals or medical devices could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, there can be no assurance that, once it has obtained rights to a pharmaceutical or medical device product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product.

    Effective January 1, 1999, UroCor and Zeneca revised an existing co-promotion agreement with a revised three-year co-promotion agreement. Pursuant to the revised agreement, UroCor recognizes revenue based on completed sales calls and has the potential to recognize a bonus based on the attainment of Zeneca's sales goals at year end. Because of changes in the criteria for determining UroCor's compensation, the Company does not believe that past results under the original agreement will be indicative of future results, and the Company currently does not anticipate that it will attain the same level of revenues under the current agreement that it attained in 1998 under the original agreement. The current agreement is subject to termination by either party in its discretion giving the other party prior notice of 90 days of termination without cause on or after September 30, 1999. For the three months ended June 30, 1999, the Company recorded revenues of $455,000 under this agreement as compared to $1.1 million in the same period of 1998.

    POTENTIAL THERAPEUTICS PRODUCT LIABILITY OR RECALL. As UroCor increases its marketing of therapeutic products, it faces increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory clearance for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. UroCor currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

    RISKS RELATED TO TERMINATION OF UROLOGY SUPPORT SERVICES BUSINESS. During 1998, the Company provided limited business management services, primarily billing and collection services, to selected urologist clients, through the Company's USS business. As a result of the Company's exit from this business as of the end of the 1998 third quarter, the Company has incurred severance and other expenses, including settlement costs related to the lawsuit described in
Part II, Item 1, of this report filed by a physician group in respect of the USS business. The Company believes it has accounted for all estimable expenses associated with terminating the existing service contracts and related exit activities. There can be no assurance that additional expenses related to these activities, costs due to unforeseen consequences of exiting the USS business or unexpected USS business expenses will not occur in future periods. Such occurrences could have a material adverse affect on the Company's results of operations.

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

    ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the Company to seek additional resources. There is no assurance that the Company would be able to obtain such financing on a timely basis or on acceptable terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:
       None.

    (b) Reports on Form 8-K
       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UROCOR, INC.

                                By:           /s/ WILLIAM A. HAGSTROM
                                     -----------------------------------------
July 30, 1999                                   William A. Hagstrom
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ BRUCE C. HAYDEN
                                     -----------------------------------------
                                                  Bruce C. Hayden
July 30, 1999                          SENIOR VICE-PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER,
                                              TREASURER AND SECRETARY