Form 10-Q
period 1999-09-30
UROCOR INC
filed 1999-11-15
CIK 946945

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28328

                            ------------------------

                                  UROCOR, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2117882
       (State of incorporation)                 (IRS Employer Identification No.)

840 RESEARCH PARKWAY, OKLAHOMA CITY, OK                       73104
    (Address of principal executive                         (zip code)
               offices)

                                 (405) 290-4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on November 10, 1999 was 9,226,315 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                        --------
  Item 1.                 Financial Statements (Unaudited)

                          Balance Sheets as of September 30, 1999 and December 31,        3
                            1998......................................................

                          Statements of Operations for the three and nine months ended    4
                            September 30, 1999 and 1998...............................

                          Statements of Cash Flows for the nine months ended
                            September 30, 1999 and 1998...............................    5

                          Notes to Unaudited Interim Financial                           6-7
                            Statements;mdaSeptember 30, 1999..........................

  Item 2.                 Management's Discussion and Analysis of Financial Condition    8-15
                            and Results of Operations.................................

  Item 3.                 Quantitative and Qualitative Disclosures About Market           15
                            Risks.....................................................

                                    PART II--OTHER INFORMATION

  Item 1.                 Legal Proceedings...........................................    16

  Item 2.                 Changes in Securities and Use of Proceeds...................    16

  Item 3.                 Defaults Upon Senior Securities.............................    16

  Item 4.                 Submission of Matters to a Vote of Security Holders.........    16

  Item 5.                 Other Information ..........................................  16-24
                            Cautionary Statements

  Item 6.                 Exhibits and Reports on Form 8-K............................    24

  Signatures..........................................................................    25

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  UROCOR, INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  9,559,855    $ 11,034,122
  Short-term marketable investments.........................      3,384,699       6,057,160
  Accounts receivable, net of allowance for doubtful
    accounts of $4,934,252 at
    September 30, 1999 and $6,029,066 at December 31,
    1998....................................................     10,530,128      15,964,744
  Prepaid expenses..........................................        245,035         946,403
  Laboratory supplies, at average cost......................        575,195         458,569
  Inventory.................................................        211,045         236,328
  Deferred tax asset - current, net.........................      5,252,868       3,159,855
  Other current assets......................................        673,263       1,065,909
                                                               ------------    ------------
      Total current assets..................................     30,432,088      38,923,091
                                                               ------------    ------------
LONG-TERM MARKETABLE INVESTMENTS............................      1,824,638       2,112,333
PROPERTY AND EQUIPMENT, net.................................      9,124,650       9,969,245
NON-CURRENT DEFERRED TAX ASSET, net.........................        247,630         174,671
INTANGIBLES AND OTHER ASSETS, net...........................      2,755,869       2,140,599
                                                               ------------    ------------
      Total assets..........................................   $ 44,384,875    $ 53,319,939
                                                               ============    ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $  3,515,777    $  3,490,381
  Accrued compensation......................................        634,926         404,444
  Current installments of obligations under capital
    leases..................................................         32,373         209,092
  Other accrued liabilities.................................        227,725         372,427
                                                               ------------    ------------
      Total current liabilities.............................      4,410,801       4,476,344
DEFERRED COMPENSATION.......................................        186,401              --
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments..............................................             --           8,607
                                                               ------------    ------------
      Total liabilities.....................................      4,597,202       4,484,951
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000
    shares at September 30, 1999 and at December 31, 1998;
    no shares issued and outstanding at September 30, 1999
    or at December 31, 1998.................................             --              --
  Common stock, $.01 par value, authorized 20,000,000 shares at September 30, 1999 and at December 31, 1998;
    10,654,081 shares issued at September 30, 1999 and
    10,492,726 shares issued and outstanding at
    December 31, 1998.......................................        106,541         104,927
  Common stock held in treasury at cost, 976,466 shares.....     (5,127,743)             --
  Additional paid-in capital................................     59,120,491      58,945,418
  Accumulated deficit.......................................    (14,311,616)    (10,215,357)
                                                               ------------    ------------
      Total stockholders' equity............................     39,787,673      48,834,988
                                                               ------------    ------------
      Total liabilities and stockholders' equity............   $ 44,384,875    $ 53,319,939
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
REVENUE...................................  $11,011,169   $11,802,243   $34,583,386   $33,680,084
OPERATING EXPENSES:
  Direct cost of services and products....    4,098,764     4,555,023    12,774,138    13,023,472
  Selling, general and administrative
    expenses..............................    6,417,334     6,048,164    20,040,036    17,548,680
  Research and development................      443,794       531,112     1,251,808     1,538,666
  Special charges.........................           --     8,205,606     7,409,777     8,205,606
                                            -----------   -----------   -----------   -----------
      Total operating expenses............   10,959,892    19,339,905    41,475,759    40,316,424
                                            -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)                          51,277    (7,537,662)   (6,892,373)   (6,636,340)
OTHER INCOME (LOSS):
  Interest, net...........................      191,138       271,813       677,372       905,176
  Other...................................       (3,317)     (339,125)      (46,349)     (339,125)
                                            -----------   -----------   -----------   -----------
      Total other income (loss), net......      187,821       (67,312)      631,023       566,051
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes.........      239,098    (7,604,974)   (6,261,350)   (6,070,289)
Income tax provision (benefit)............       84,879    (2,884,264)   (2,165,086)   (2,301,264)
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS).........................  $   154,219   $(4,720,710)  $(4,096,264)  $(3,769,025)
                                            ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share......  $       .02   $      (.45)  $      (.41)  $      (.36)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares Outstanding.........    9,663,827    10,422,252    10,076,512    10,382,736
                                            ===========   ===========   ===========   ===========
Diluted:
  Net Income (Loss) Per Common Share--
    Assuming Dilution.....................  $       .02   $      (.45)  $      (.41)  $      (.36)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares
    Outstanding--Assuming
    Dilution..............................   10,105,526    10,422,252    10,076,512    10,382,736
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(4,096,264)  $(3,769,025)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    2,101,835     1,951,514
    Deferred income tax.....................................   (2,165,086)   (2,307,000)
    Stock option compensation expense.......................        6,864        93,085
    Deferred compensation...................................      186,401            --
    (Gain) loss on disposition of equipment.................       46,349        (3,380)
    Loss on asset write down................................    3,226,846     2,020,204
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............    5,434,616      (722,273)
    Decrease in prepaid expense.............................      701,368       196,808
    Increase in laboratory supplies.........................     (116,626)      (63,410)
    (Increase) decrease in inventory........................       25,283      (224,562)
    (Increase) decrease in other current assets.............      392,646      (550,927)
    Increase in accounts payable............................       25,396       804,316
    Increase in accrued compensation........................      230,482        81,090
    Increase (decrease) in accrued liabilities..............     (144,702)      772,476
                                                              -----------   -----------
      Net cash provided by (used in) operating activities...    5,855,408    (1,721,084)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of short-term marketable investments, net....    2,672,461    10,632,958
    Maturities (purchases) of long-term marketable
      investments, net......................................      287,695      (114,684)
    Capital expenditures....................................   (4,454,706)   (3,898,862)
    Intangibles and other assets............................     (691,880)     (277,871)
                                                              -----------   -----------
      Net cash provided by (used in) investing activities...   (2,186,430)    6,341,541
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from employee stock purchase plan..............       63,065       103,434
    Purchase of treasury shares.............................   (5,127,743)           --
    Proceeds from exercise of stock options.................      106,758       139,415
    Principal payments under capital lease obligations and
      other indebtedness....................................     (185,326)     (358,773)
                                                              -----------   -----------
      Net cash used in financing activities.................   (5,143,246)     (115,924)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........   (1,474,268)    4,504,533

CASH AND CASH EQUIVALENTS, beginning of year................   11,034,123     6,896,033
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 9,559,855   $11,400,566
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $    10,187   $    38,073
    Cash paid for income taxes..............................  $   300,000   $   550,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

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

    Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

NOTE 2--SPECIAL CHARGES:

    During the second quarter of 1999, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.................  $3,941,833
Information systems restructuring costs.....................   2,893,700
Settlement of certain Urology Support Services ("USS")
  claims....................................................     348,146
Severance costs for workforce reduction.....................     226,098
                                                              ----------
Total special charges.......................................  $7,409,777
                                                              ==========

    Subsequent to increasing the provision for accounts receivable in the third quarter of 1998, the Company continued reorganizing and streamlining its accounts receivable and billing functions, which has resulted in improved collections on recent billings. During the second quarter of 1999, however, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility is doubtful, or the expected benefit could exceed the processing cost. Accordingly, a provision of $3,941,833 was made for those receivable balances in the second quarter of 1999.

    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company has restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects totaled $226,098 and $131,392 remains accrued as of September 30, 1999 for seven people employed by the information systems function and three people employed in other areas of the Company that were involved in terminated projects. The majority of these amounts are anticipated to be paid by the end of 1999.

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

                                  UROCOR, INC.

                               SEPTEMBER 30, 1999

NOTE 3--NET INCOME (LOSS) PER COMMON SHARE:

    For the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of Diluted Net Loss Per Share because such impact is antidilutive in the period of a net loss (i.e., consideration of such shares would result in a lower Diluted Net Loss Per Share in comparison to the Basic Net Loss Per Share).

NOTE 4--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of September 30, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 1999, there was not a material net unrealized gain or loss on these investments.

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

NOTE 6--SUBSEQUENT EVENT:

    Effective October 26, 1999, William A. Hagstrom resigned as Chief Executive Officer of the Company, and the Board of Directors elected Michael W. George, formerly Chief Operating Officer, as successor to Mr. Hagstrom as Chief Executive Officer. Mr. Hagstrom will continue as an employee of the Company and as Chairman of the Board through December 31, 1999. The Board of Directors and Mr. Hagstrom have agreed that Mr. Hagstrom will continue to serve the Company in a consulting capacity for a period subsequent to his employment for compensation comparable to his current annual base salary of $248,500, subject to discussion and agreement regarding the terms of such engagement. The Company intends to finalize the terms of the engagement in the fourth quarter of 1999.

NOTE 7--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Board of Directors of the Company authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of November 10, 1999, the Company had repurchased approximately $6.7 million (or approximately
1.4 million shares) of common stock. Management also expects that, depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

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

    For the nine months ended September 30, 1999, the Company derived over 90% of its revenue from diagnostic products and services that UroCor Labs-TM-provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the nine months ended September 30, 1999, approximately 47%, 44%, 5% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the nine months ended September 30, 1999, the Company derived approximately 6% of its revenue from the marketing of two therapeutic products for advanced prostate cancer including a one-time termination fee of $500,000 pursuant to a co-promotion agreement with a manufacturer. Under this agreement, the Company recognizes revenue when earned based primarily on completed sales calls. Pursuant to a termination notice received from the manufacturer in September 1999, this agreement will terminate effective December 31, 1999; the termination notice will not affect the Company's ability to recognize revenue under this agreement in the 1999 fourth quarter.

    The Company also has worldwide marketing and distribution rights for ProstaSeed-TM-, a UroCor branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. This product received clearance for marketing from the United States Food and Drug Administration (the "FDA") in April 1999, and the manufacturer is now awaiting approval from the Nuclear Regulatory Commission (the "NRC") before manufacturing and commercial shipment of seeds can begin. The Company expects to begin marketing this product in the United States in the fourth quarter of 1999.

    Additionally, the Company has distribution rights to a therapeutic product for use in treating certain types of bladder cancer. The manufacturer of the product is awaiting clearance by the FDA prior to marketing in the United States, and has advised the Company that it expects to receive such clearance before the end of 1999. If FDA clearance is obtained in 1999, the Company expects to begin marketing this product in the first quarter of 2000.

RESULTS OF OPERATIONS

    REVENUE. Revenue decreased 6.7%, from approximately $11.8 million to $11.0 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1999, and increased 2.7%, from approximately $33.7 million for the first nine months of 1998 to $34.6 million in the first nine months of 1999.

    Diagnostics revenue decreased 3.0% for the 1999 three-month period resulting from a decrease in case volume of 1.0% and a 2.3% decrease in overall average unit price. Diagnostic revenue increased 9.5% for the 1999 nine-month period resulting primarily from a 13.5% increase in case volume, offset by a 3.3% decrease in overall average unit price. The main contributor to the decreases in overall average unit price was the higher volume growth for lower priced products, including stones and microbiology, than in most of the Company's other higher priced products. The diagnostics volume decline for the third quarter of 1999 was primarily the result of the second quarter 1999 elimination of certain managed care related marketing programs and related collection efforts that resulted in the loss of some clients and decreased product usage from other clients. In the 1999 third quarter, the Company's client base was approximately 2,620 urologists of which 48% used two or more products compared to 2,650 urologists and 48% for the second quarter of 1999 and 2,500 urologists and 50% for the third quarter of 1998. The Company intends to focus its marketing and sales efforts for the remainder of 1999 on improving the diagnostics growth rates and shifting the product mix to its most profitable products.

    Therapeutics product revenue decreased 26.2% from approximately
$1.3 million for the three months ended September 30, 1998 to approximately $960,000 for the three months ended September 30, 1999, and decreased 43.8% from approximately $3.7 million for the nine months ended September 30, 1998 to approximately $2.1 million in the nine months ended September 30, 1999 principally due to a restructuring of the compensation terms of the related co-promotion agreement effective January 1, 1999. Therapeutics product co-promotion revenue for the three months ended September 30, 1999 included a $500,000 early termination fee that became payable before March 2000 by the manufacturer pursuant to the terms of the co-promotion agreement. Payment of the fee was triggered by the manufacturer's delivery of notice in September 1999 of termination without cause of the agreement effective December 31, 1999, which will not affect the Company's ability to recognize revenue under this agreement in the 1999 fourth quarter. Therapeutic revenues for 2000 and subsequent periods are contingent upon the launch of products that are currently awaiting regulatory approvals and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 37.2% for the three months ended September 30, 1999 from 38.6% for the three months ended September 30, 1998 and decreased to 36.9% for the nine months ended September 30, 1999 from 38.7% for the nine months ended September 30, 1998. In the aggregate, direct cost of services and products decreased 10.0%, from approximately $4.6 million in the three months ended September 30, 1998 to approximately $4.1 million in the three months ended September 30, 1999 and decreased 1.9% in the aggregate from approximately
$13.0 million for the nine months ended September 30, 1998 to approximately $12.8 million for the nine months ended September 30, 1999. Direct costs for the three and nine month periods ended September 30, 1998 included approximately $347,000 and $772,000, respectively, for nonrecurring direct costs associated with the Urology Support Services ("USS") business that the Company exited in late 1998. As a percentage of revenue, direct costs for the three and nine month periods ended September 30, 1998, excluding the direct costs associated with USS would have been 35.7% and 36.4%, respectively. Compared to these adjusted percentages for the 1998 periods, direct costs for the comparable 1999 three-month period increased from 35.7% to 37.2% and increased from 36.4% to 36.9% for the comparable 1999 nine-month period. The increase in this percentage for the 1999 three-month and nine-month periods compared to the adjusted 1998 three-month and nine-month periods was the result of the decline in therapeutics co-promotion revenue under the restructured terms of the co-promotion agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 58.3% for the three months ended September 30, 1999 from 51.2% for the three months ended
September 30, 1998 and increased to 57.9% for the nine months ended
September 30, 1999 from 52.1% for the nine months ended September 30, 1998. In the aggregate, selling, general and administrative expenses increased 6.1%, from approximately
$6.0 million in the three months ended September 30, 1998 to approximately
$6.4 million in the three months ended September 30, 1999 and increased 14.2%, from approximately $17.5 million in the nine months ended September 30, 1998 to $20.0 million in the nine months ended September 30, 1999. Selling, general and administrative expenses for the three and nine month periods ended
September 30, 1998 included approximately $144,000 and $497,000, respectively for nonrecurring costs associated with the USS business that the Company exited in late 1998. The increase in selling, general and administrative expenses was due principally to increased management personnel, increased professional fees related to addressing accounts receivable issues, increased personnel and depreciation costs related to information services and billing efforts, increased convention and meeting costs and the incurrence of over $460,000 and $877,000 for the three and nine months ended September 30, 1999 related to personnel, marketing and information systems in anticipation of the upcoming launch of the Company's ProstaSeed-TM- product.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses decreased to 4.0% for the three months ended September 30, 1999 from 4.5% for the three months ended September 30, 1998 and to 3.6% for the nine months ended September 30, 1999 from 4.6% for the nine months ended September 30, 1998. In the aggregate, research and development costs decreased 16.4%, from approximately $531,000 in the three months ended September 30, 1998 to approximately $444,000 in the three months ended September 30, 1999, and decreased 18.6% from approximately $1.5 million for the nine months ended September 30, 1998 to approximately $1.3 million in the nine months ended September 30, 1999. The decrease in expenses was due primarily to elimination of non-strategic projects in the third quarter of 1998 resulting in overall lower base research and development program costs.

    SPECIAL CHARGES. During the second quarter of 1999, the Company recognized special charges related primarily to two items. First, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. Accordingly, a provision of approximately
$3.9 million was made for these receivable balances. Second, the Company launched an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the USS business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for the nine months ended September 30, 1999. Aggregate special charges for the three and nine months ended September 30, 1998 were approximately $8.2 million, including $4.7 million in accounts receivable provision, approximately
$2.2 million in exit costs related to USS and approximately $1.3 million in non-strategic program asset write-offs, severance and other restructuring costs. The following table sets forth the effects of the special charges and the 1998 operating losses of USS on UroCor's operating income for the three and nine month periods ended September 30, 1999 and 1998.

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        ----------------------   -------------------------
                                          1999        1998          1999          1998
                                        --------   -----------   -----------   -----------
Operating income (loss), as
  reported............................  $51,277    $(7,537,662)  $(6,892,373)  ($6,636,340)
Operating income, excluding special
  charges and USS operating loss......  $51,277    $ 1,074,432   $   517,404   $ 2,721,438

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 29.7%, from approximately $272,000 in the three months ended September 30, 1998 to approximately $191,000 in the three months ended September 30, 1999 and decreased 25.2%, from approximately $905,000 in the nine months ended
September 30, 1998 to approximately $677,000 in the nine months ended
September 30, 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to the 1999 periods, resulting from the use of such resources to fund stock repurchases and capital expenditures. Other expense of approximately $3,000 and $46,000 for the three and nine months ended September 30, 1999 was primarily due to routine disposition of assets. Other expense of approximately $339,000 (the "1998 Non-recurring Expense") for both the three and nine months periods ended September 30, 1998 was primarily due to nonrecurring charges for professional advisor fees related to implementing the Company's stockholder rights plan and review of an unsolicited purported acquisition offer in the third quarter of 1998. The following table sets forth the effects of the special charges, the operating losses of USS in 1998 and the 1998 Nonrecurring Expense on UroCor's net income and earnings per share for the three and nine month periods ended September 30, 1999 and 1998.

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                       ----------------------   -------------------------
                                         1999        1998          1999          1998
                                       --------   -----------   -----------   -----------
Net income (loss), as reported.......  $154,219   $(4,720,710)  $(4,096,264)  $(3,769,025)
Net income, excluding special
  charges, USS operating losses and
  1998 Nonrecurring Expense..........  $154,219   $   829,046   $   749,732   $ 2,243,053
                                       --------   -----------   -----------   -----------
Diluted income (loss) per share, as
  reported...........................  $    .02   $      (.45)  $      (.41)  $      (.36)
Diluted income per share, excluding
  special charges, USS operating
  losses and 1998 Nonrecurring
  Expense............................  $    .02   $       .08   $       .07   $       .22

    INCOME TAXES. Income tax benefit recorded in the three months ended September 30, 1998 was approximately $2.9 million while an income tax expense of approximately $85,000 was recorded in the three months ended September 30, 1999 based on a 35.5% effective federal and state income tax rate. For the nine months ended September 30, 1998, income tax benefit of approximately
$2.3 million was recorded based upon a 38% effective rate, while an income tax benefit of $2.2 million was recorded for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, cash, cash equivalents and marketable investments totaled approximately $14.8 million and the Company's working capital was approximately $26.0 million. As of September 30, 1999, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $9.6 million and short-term and long-term marketable investments of approximately $3.4 million and $1.8 million, respectively, consisting principally of high-grade fixed income securities with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $10.5 million at September 30, 1999, a decrease of approximately $5.4 million from December 31, 1998, or 34.0%. This decrease was principally attributable to improved collections and the special charge for additional bad debt recorded in the second quarter. At September 30, 1999 and December 31, 1998, the Company's average number of days sales in net diagnostics receivables was approximately 89 and 110, respectively.

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

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the second quarter of 1999, the Company recorded a special charge of $3.9 million to increase the allowance for doubtful accounts in respect of terminating certain managed care related marketing programs and identifying significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. In 1998, the Company recorded a special charge of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections. Also in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pay, deductible and other amounts relating principally to services rendered in 1998. In
December 1998, the Company commenced collection efforts for certain of these amounts. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collection results, including actions taken in respect to the unsent invoices. Partially in response to the collection efforts undertaken by the Company for the previously delayed invoices to patients for co-pays, deductibles and other amounts determined in 1998, some urologists for such patients discontinued or reduced their use of the Company's diagnostic services. The loss of any additional clients' business could adversely affect the rate of the Company's growth in revenues and the Company's results of operations.

    While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's financial position and results of operations.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. This agreement was revised effective January 1, 1999, and for the three months ended September 30, 1999, the Company recorded revenue of approximately $459,000 and a nonrecurring fee of $500,000 as a result of early termination under the agreement, as compared to $1.3 million revenue for the three months ended September 30, 1998. The Company recognizes revenue under the current agreement when earned based primarily upon sales calls completed by the Company and has a potential to recognize a bonus in the fourth quarter if certain sales goals are attained. In September 1999, the manufacturer sent the Company a notice of termination without cause of the agreement effective December 31, 1999, which will not affect the Company's ability to earn revenue under this agreement in the 1999 fourth quarter. Therapeutic revenues for 2000 and subsequent periods are contingent upon the launch of products that are currently awaiting regulatory approvals and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    Operating activities provided net cash of approximately $5.9 million for the nine months ended September 30, 1999 compared to using net cash of approximately $1.7 million for the nine months ended September 30, 1998. The net cash provided by operating activities was primarily the result of a net loss of $4.1 million and related income tax benefit of approximately $2.2 million, more than offset by a special charge of $3.2 million for asset write-offs related to restructuring the Company's information systems function and terminating certain existing systems and internal software development projects in the second quarter, a decrease in accounts receivable of approximately $5.4 million resulting from increased collections and a special charge in the second quarter, depreciation and amortization of approximately $2.1 million and a decrease in prepaid assets of approximately $701,000.

    Net cash used by investing activities was approximately $2.2 million for the nine months ended September 30, 1999 and consisted primarily of maturities of short- and long-term marketable investments of approximately $3.0 million, offset by capital expenditures of approximately $4.5 million and intangible and other assets of approximately $692,000 related to progress payments for marketing distribution rights.

    Net cash used in financing activities was approximately $5.1 million for the first nine months of 1999, consisting primarily of purchases of stock pursuant to the Company's stock repurchase program that commenced in April 1999.

    The Company's capital expenditures of approximately $4.5 million for the nine months ended September 30, 1999, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software associated with the Company's relocation to newly constructed facilities adjacent to the former facilities. Of the total amount, approximately $351,000 was related to internal software development costs for information services. The Company has funded a portion of the building tenant improvements and, in addition to expenditures made in the nine months ended September 30, 1999, expects to incur at least an additional $460,000 by the end of the fourth quarter of 1999 for such improvements and other capital expenditures related to moving to the new building. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be comparable to current levels as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

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

    During 1998, the Company obtained marketing and other rights to two other therapeutic products, and is obligated to pay up to an additional $350,000 to the manufacturers based on achievement of certain milestones. In April 1999, the Company paid one of such manufacturers $250,000 upon receiving clearance for marketing from the FDA. In July 1999, the Company advanced one manufacturer $150,000 towards the next milestone. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of November 10, 1999, the Company had repurchased approximately $6.7 million (or approximately 1.4 million shares) of its common stock. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

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

       Phase 1: Compilation of an inventory of systems and relationships with suppliers, key customers and other business partners. This phase was completed in the first quarter of 1999.

       Phase 2: Final assessment of each item identified in the inventory compiled in Phase 1, verification of each item's compliance with Year 2000 requirements and a resulting financial risk analysis. The assessment and verification portions of this phase were completed in the second quarter of 1999 and the financial risk analysis was completed in the third quarter of 1999.

       Phase 3: Resolution of any issues identified in Phase 2 and the development of a contingency plan, as necessary, to deal with internal and external risks associated with the Year 2000 issue. The Company previously expected to complete this phase for its internal systems by the end of the 1999 third quarter, however, due to an August 1999 decision on systems replacements for its laboratory and billing systems, the Company has identified and commenced certain additional remediation efforts on existing systems. The Company has added this additional remediation work to the existing plan and has engaged additional resources to perform the necessary programming and testing. It is anticipated that this phase will now be completed by mid-December 1999 for the Company's internal systems. Contingency planning for the Company's internal systems and processes is being facilitated by the internal task force working in conjunction with all applicable departments to identify possible Year 2000 impacts and documenting how such impacts will be dealt with. This documentation process will be on-going through the end of 1999, with the most significant risk areas being concentrated upon and documented first. The resolution of Year 2000 issues for computer systems utilized in client's offices for the Company's Internet Report Delivery System ("IRDS") has been contracted out to a third-party vendor and is anticipated to be completed by the end of 1999. Contingency planning to address the impact that the Year 2000 issues of third parties may have on the Company will be an on-going process as the Company becomes aware of such issues and will be taken into account in the contingency planning for internal systems and processes, as applicable.

    In 1998, UroCor's initial assessment of its internal computer systems and related applications indicated that these systems and applications were prepared to accommodate date-sensitive information relating to the Year 2000 issue. Despite the delay in complete remediation for internal systems discussed under Phase 3 above, UroCor expects that any additional costs related to ensuring its systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company and that it will fund such costs through existing working capital and operating cash flows. As of September 30, 1999, the Company estimates that it has spent approximately $80,000 specifically relating to the Year 2000 project. The Company continues to analyze and monitor its total expected costs associated with Year 2000 issues, and currently estimates that the total future expenditures specifically relating to the Year 2000 project will be approximately $230,000. This cost information represents management's best estimate, and there can be no assurance that further review will not identify additional costs and efforts that will be required and could cause actual results to differ materially from expectations.

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

    Completion of the verification portion of Phase 2 did identify that contingency plans will be needed as it relates to addressing any interruptions of support provided by third parties resulting from their failure to be Year 2000 ready. In the event that any IRDS systems are found to be non-compliant by January 1, 2000, the contingency plan will be for such clients to utilize the Company's standard reporting process via fax and/or mail until the compliance issue can be addressed. The Company expects to develop additional contingency plans in Phase 3 as necessary. There can be no assurances that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at September 30, 1999 consisted primarily of debt securities with maturities as long as two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 1999 and December 31, 1998, there were no material net unrealized gains or losses on these investments.

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

    From the effective date of the registration statement through September 30, 1999, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working Capital.............................................   3,641,287
Temporary Investments:
  Short-term Commercial Paper...............................   2,378,854
  Long-term Corporate and Treasury Notes....................   2,830,483
  Cash Equivalents..........................................     922,293
Other Purposes:
  Development and Expansion of Diagnostic Product Line......   6,231,192
  Development of Information Products and Services and
    Urological Disease Databases............................   2,689,673
  Development of Therapeutic Product Line...................   2,585,285
  Development and Expansion of Clinical and Research
    Laboratories and Lab Information System.................   3,942,136

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth in its diagnostics services business and expanded its operational capabilities. The Company also intends to develop further and expand its therapeutic products business and to offer additional information services products. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage successfully the operation and expansion of its therapeutics or information services businesses.

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

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the Department of Justice ("DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to both CIDs and is cooperating with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. In addition, any related regulatory announcements or actions with respect to enforcement activities could have a negative impact on the Company's stock price regardless of the ultimate outcome of the matters under investigation.

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

    The FDA regulates products licensed or otherwise acquired from third parties and distributed or marketed by the Company. The manufacturers of such products are responsible for compliance with the clearance and marketing regulations of the FDA. The ability of such third parties to address their FDA regulatory issues is outside the Company's control. There can be no assurance that the failure of such third parties to address their FDA regulatory matters adequately will not have a material adverse effect on the Company's financial condition and results of operations. The FDA also regulates the introduction, manufacturing, labeling and recordkeeping of the Company's therapeutic products currently marketed or that the Company may market in the future. In addition, most users of the Company's ProstaSeed-TM- product that the Company expects to market in the future will be required to possess licenses issued by the state in which they reside or by the NRC.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Company's Persist Treatment System product currently is not widely accepted for reimbursement within the healthcare market. The product has been marketed for less than one year and remains a relatively new approach to treating incontinence. There can be no assurance that the Persist Treatment System or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third-party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned. In addition, if the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO THE REGULATORY REVIEW OF THERAPEUTIC PRODUCTS. The Company has a distribution agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., for a therapeutic product for use in treating certain types of bladder cancer. Pursuant to the distribution agreement, BioChem is responsible for obtaining clearance from the FDA for marketing the therapeutic product in the United States. In April 1995, BioChem filed its initial applications with the FDA. In April 1996, the FDA advised BioChem that its application was not approvable and requested additional data regarding certain aspects of manufacturing and testing of the product, which BioChem filed with the FDA through an amended application in August 1996. Following a May 1997 site inspection of BioChem's manufacturing facilities and operations, the FDA issued a report on FDA Form 483 indicating that additional requirements related to BioChem's facility, process and documentation were required before these applications could be approved. As a result of an August 1998 FDA site visit, resulting FDA Form 483 and subsequent discussions between BioChem and the FDA, BioChem has undertaken upgrading certain portions of its manufacturing process and facility to meet FDA requirements. BioChem has advised the Company that it believes it can satisfy the FDA requirements and receive FDA clearance in 1999, however, there can be no assurance that FDA clearance will be obtained.

    The Company also has a marketing agreement with the manufacturer of a therapeutic product used for early stage prostate cancer. Pursuant to the marketing agreement, the manufacturer filed a Form 510(k) with the FDA in December 1998 for marketing clearance and such clearance was obtained in April 1999. The manufacturer is responsible for obtaining an additional approval from the Nuclear Regulatory Commission ("NRC") before commercial shipment of the product can begin. There can be no assurance that such approval will be obtained. Additionally, since the manufacturer has not previously produced this therapeutic product, there can be no assurance of the manufacturer's ability to produce quantities effectively or in a manner compliant with all FDA and NRC regulations.

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

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products through its UroTherapeutics Group. The Company currently markets three products and has acquired distribution rights for two other therapeutic products, and, pursuant to the manufacturer's September 1999 notice of termination without cause, effective December 31, 1999, the Company will no longer market two of the products it currently markets. While the Company has experience marketing three of the therapeutic products, there can be no assurance that the Company's future efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals or medical devices from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals or medical devices on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals or medical devices could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical or medical device product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed to the radiation oncology and medical oncology markets that will be pursued for sales of the Company's ProstaSeed-TM- product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

    In addition, the Company is and will be dependent on third party manufacturers to produce the products that are the subject of the Company's marketing and distribution agreements. If such manufacturers are unable to produce the products, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations.

    POTENTIAL THERAPEUTICS PRODUCT LIABILITY OR RECALL. In the event UroCor increases its marketing of therapeutic products, it will face increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory clearance for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. UroCor currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO PATENTS AND PROPRIETARY RIGHTS. While UroCor's success does not depend on its ability to obtain patents, there can be no assurance that it can operate without infringing upon the proprietary rights of others. UroCor has licenses or license rights to certain United States patent and patent applications. On UroCor's own patent applications, there can be no assurance that patents, United States or foreign, will be obtained, or that, if issued or licensed, they will be enforceable or will provide substantial protection from competition or be of commercial benefit, or that UroCor will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. UroCor must also avoid infringing patents issued to competitors and must maintain technology licenses upon which certain of its current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce its patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of UroCor's products are found to infringe upon patents or other rights owned by third parties, it could be required to obtain a license to continue to utilize or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If UroCor does not obtain such licenses, it could encounter delays in marketing affected products or be precluded from marketing them at all.

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

    YEAR 2000 RISKS. The Company has completed an assessment of the ability of its information systems and related applications to accommodate date-sensitive information relating to the Year 2000 issue. A plan has been developed that is designed to remediate all internal systems by the end of 1999, however, there can be no assurance that such remediation efforts will be successful or that the Company will not identify additional Year 2000 related systems problems that could require significant expenditures to address. Additionally, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. The Company has an ongoing project to communicate with the third parties with which it does business to coordinate Year 2000 compliance. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition and results of operations.

    ACCESS TO CAPITAL. The Company's growth since 1991 has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the

Company to seek additional financial resources. There is no assurance that the Company would be able to obtain such financing on a timely basis or on acceptable terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:
       None.

    (b) Reports on Form 8-K
       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       UROCOR, INC.

                                                       By:            /s/ MICHAEL W. GEORGE
                                                            -----------------------------------------
                                                                        Michael W. George
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

       November 15, 1999

                                                       By:             /s/ BRUCE C. HAYDEN
                                                            -----------------------------------------
                                                                         Bruce C. Hayden
                                                              SENIOR VICE-PRESIDENT, CHIEF FINANCIAL
                                                                 OFFICER, TREASURER AND SECRETARY

       November 15, 1999