Form 10-K
period 1999-12-31
UROCOR INC
filed 2000-03-10
CIK 946945

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Aggregate market value of the voting stock (Common Stock)
  held by non-affiliates of registrant as of March 1,
  2000......................................................  $48,719,724
Number of shares of registrant's Common Stock outstanding as
  of March 1, 2000..........................................    9,391,754

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's proxy statement relating to the 2000 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                  DESCRIPTION

ITEM                                                                                         PAGE
----                                                                                       --------
PART I...................................................................................      1
                        1.   BUSINESS....................................................      1
                        2.   PROPERTIES..................................................     23
                        3.   LEGAL PROCEEDINGS...........................................     24
                        4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     24

PART II..................................................................................     25
                        5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS.......................................     25
                        6.   SELECTED FINANCIAL DATA.....................................     27
                        7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS.................................     28
                        7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                               RISK......................................................     35
                        8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     35
                        9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                               AND FINANCIAL DISCLOSURE..................................     35

PART III.................................................................................     36
                        10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     36
                        11.  EXECUTIVE COMPENSATION......................................     36
                        12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT................................................     36
                        13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     36

PART IV..................................................................................     37
                        14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                               FORM 8-K..................................................     37

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

ITEM 1. BUSINESS

OVERVIEW

    UroCor, Inc. ("UroCor" or the "Company") markets a comprehensive range of products and services to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders. The Company's primary focus is providing products and services to help urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    The Company provides comprehensive diagnostic services to detect major urologic conditions, enhance the accuracy of prognosis of individual patient's disease, monitor the patient's therapy and identify recurrence of the disease. The Company acquires marketing and co-promotion rights to urologic pharmaceutical products and selected devices. UroCor markets these services and products directly to urologists and managed care organizations across the United States through the Company's urology-focused sales force.

    UroCor also performs research and development work pursuant to which the Company develops, evaluates and customizes new diagnostic products and technologies for use in the Company's diagnostic service offerings and facilitates the development and utilization of the Company's disease databases and related information systems. The Company utilizes information systems to develop proprietary urologic disease databases and disease management models directed at improving the diagnosis and treatment of patients. These efforts led to the development of LithoSavant-Registered Trademark-, a proprietary information system and national database, as well as the capability to deliver reports to clients via the Internet.

    UroCor was incorporated in Delaware in 1988 as the successor to a Texas corporation that was incorporated in 1985.

UROLOGY MARKET

    UroCor serves the segment of the United States urology market consisting of approximately 7,800 office-based urologists, including those affiliated with managed care organizations. These urologists diagnose and treat patients for prostate cancer, bladder cancer, kidney stone disease, incontinence and other complex urologic diseases. Their patients have generally been referred to them by primary care and other physicians.

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

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES

    The table on the following two pages sets forth the Company's principal diagnostic, therapeutic and information products and services in terms of current offerings, expected 2000 offerings and offerings in-process of research and new product development by UroCor in the urology market. The table is also segregated by urologic disease to illustrate the Company's strategy of focusing on urologic disease:

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES


------------------------------------------------------------------------------------------------------
                 PRODUCT CATEGORY                                        PROSTATE
------------------------------------------------------------------------------------------------------
DIAGNOSTIC SERVICES
These services assist urologists in diagnosing,     SERUM--TOTAL PSA; COMPLEXED PSA; FREE/TOTAL PSA
selecting appropriate therapies and managing their  RATIO
patients with urologic diseases.                    These measurements of serum PSA levels help
The benefits that UroCor provides are:              urologists to detect initial disease and monitor
- Specialization in detection, diagnosis and        disease recurrence. UroCor offers a broad range of
  monitoring of urologic diseases.                  PSA and other serum testing.
- Specialized uropathology group with significant   ANATOMIC PATHOLOGY--PROSTATE BIOPSY
  cumulative experience in these diseases.          UroCor's board-certified pathologists offer
- Large prostate database of more than 200,000      clinicians increased confidence in diagnosis,
  prostate cases and related disease information    having diagnosed 10% of all prostate cancers
  resources.                                        diagnosed in both 1998 and 1999. This service is
- Broad range of advanced technologies and          anchored by the Company's SextantPlus(SM) biopsy
  capabilities to assist in diagnosis and           kit and report.
  prognosis.                                        UROSCORE(-REGISTERED TRADEMARK-)--STAGING
- Advanced pathology products and services          ALGORITHM
  supported by several medical and scientific       This advanced diagnostic algorithm allows
  peer-reviewed publications.                       urologists to better understand the stage of a
                                                    patient's disease for selecting appropriate
                                                    treatment alternatives.
                                                    DNA PLOIDY ANALYSIS
                                                    UroCor's capability and experience with cell DNA
                                                    content measurements aids in predicting the
                                                    aggressiveness of disease.

------------------------------------------------------------------------------------------------------
THERAPEUTIC PRODUCTS
These products are targeted to the disease states   BRACHYTHERAPY--RADIATION SEED IMPLANTS
for which UroCor has complementary diagnostic       Pursuant to an exclusive agreement with the
services and capabilities.                          manufacturer, UroCor markets
The disease states for these products are           ProstaSeed(-Registered Trademark-) Iodine-125
compatible with UroCor's marketing, information     implants that are used in the treatment of early,
services and disease management approach.           localized prostate cancer.
UroCor expects to market these products with
unique service and convenience enhancements and
information resources.
The Company also expects to develop unique
supplementary patient therapeutic decision tools
in support of the therapeutic strategy in urology.
------------------------------------------------------------------------------------------------------
INFORMATION SERVICES
Diagnostic reporting is accessible by clients via   HEALTHEON/WEBMD INTERNET REPORTING
the Healtheon/WebMD Internet system.                TAILORED PATIENT EDUCATION MATERIAL
UroCor offers advanced information reporting and    These patient diagnosis-specific materials are
disease-specific database capabilities.             available to the urologist with the diagnostic
The Company also offers disease-specific databases  report via the Internet, fax or mail, to help
and disease outcome predictive models to support    educate patients regarding their disease.
customer's disease information needs.               PROSTATE DISEASE DATABASE
The Company is developing unique practice-specific  The Company believes it maintains the most
databases and decision support tools based on its   comprehensive diagnostic prostate database with
national disease-specific databases.                over 200,000 cases.
                                                    UROSAVANT(SM)
                                                    This product provides UroCor clients summary and
                                                    benchmarking information for improved practice and
                                                    patient management.
------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------
                    BLADDER                                  KIDNEY AND INCONTINENCE
------------------------------------------------------------------------------------------------
CYTOLOGIC PATHOLOGY                              UROSTONE(SM) ANALYSIS
UroCor's pathologists have experience in the     UroCor uses advanced systems to analyze the
diagnosis of over 21,000 bladder cancers. Such   composition of stones, which is used by
expertise is applied to this difficult           urologists to direct treatment.
diagnostic area which detects and analyzes       UROSTONEMAX24(SM)
cancer cells in a urine specimen.                This service provides a comprehensive
HEMATURIA ANALYSIS                               evaluation of the underlying causes of stone
This product was developed to help urologists    formation, which may indicate the likelihood of
determine whether the source of trace of blood   a recurrence.
in the urine originated from the kidney or       UROSTONE OUTCOMES AND ECONOMIC MODEL
lower urinary tract.                             The Company is developing and expects to market
DD23 MARKER ANALYSIS                             in 2000 a comprehensive review of available
This proprietary marker is used in conjunction   databases to support the effectiveness and
with cytology which helps in othe detection of   efficacy of UroStoneMax24, with the intent to
bladder cancer.                                  gain managed care business and differentiate
DNA PLOIDY ANALYSIS                              the product with urologists.
This computer-assisted image can be used in      GENERAL SERUM CHEMISTRIES
conjunction with cytology to assist in the       UroCor's serum testing capabilities are helpful
detection and prognosis of bladder cancer.       in understanding the patient's general health
P53 MOLECULAR TESTING                            or overview of a particular disease and also
This proprietary test was developed by UroCor    provides urologists with one-stop shopping
to detect gene mutations, which may predict      convenience.
cancers that are more aggressive and are more
likely to progress to a higher stage and grade.
------------------------------------------------------------------------------------------------

PACIS(-REGISTERED TRADEMARK-)--BCG               PERSIST(-REGISTERED TRADEMARK-) TREATMENT
UroCor has exclusive U.S. marketing rights for   SYSTEM
PACIS BCG therapy for certain types of bladder   This FDA-approved incontinence treatment system
cancer, which was cleared for marketing by the   helps patients manage incontinence; currently
FDA in March 2000. The Company expects to        awaiting reimbursement approval by Medicare.
market this product in mid-year 2000.

------------------------------------------------------------------------------------------------

HEALTHEON/WEBMD INTERNET REPORTING               HEALTHEON/WEBMD INTERNET REPORTING
TAILORED PATIENT EDUCATION MATERIAL              PATIENT SPECIFIC TREATMENT PLANS
The Company is developing and expects to market  UroCor's specific patient treatment plan is in 2000 patient diagnosis specific materials to  based on the diagnostic workup of the patient
be delivered to the urologist with the           delivered in conjunction with the diagnostic
diagnostic report via the Internet, fax or       report in kidney stones management.
mail, to help educate patients regarding their   LITHOSAVANT(-REGISTERED TRADEMARK-)
disease.                                         This proprietary information system and
BLADDER DISEASE DATA BASE                        national data base helps direct the treatment
The Company is developing and expects to market  and tracking of stone disease and outcomes.
in 2000 a comprehensive patient data base to
assess specific cases in comparison to national
trends and diagnostic outcomes.

------------------------------------------------------------------------------------------------

DISEASE MANAGEMENT BUSINESS

DIAGNOSTIC SERVICES

    Branded in the urology market as UroCor Labs-TM-, the Company provides to office-based urologists the comprehensive diagnostic services listed in the previous table to detect and diagnose certain major urologic diseases, make a prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. Diagnostic services generated approximately 93% of the Company's 1999 revenues.

    The Company emphasizes enhanced service, including the delivery of a comprehensive detailed report to the referring physician after completion of each specimen analysis. The Company's relations with its clients are supported through its field-based technical sales specialists and field techs and home office-based regional client relations representatives, who are responsible for handling inquiries from referring physicians and providing support to the Company's customer base.

    The Company also places emphasis on quality as demonstrated by attainment of accreditation from the Joint Commission of Healthcare Organizations ("JCAHO") in April 1999. The JCAHO accreditation survey evaluates a laboratory's performance of functions and processes aimed at continuously improving outcomes, and such accreditation increases UroCor's options for participation in managed care and other contractual arrangements. The Company's laboratory also holds licenses, certification or accreditation from CLIA, College of American Pathologists and all required state agencies.

    PROSTATE CANCER

    Management of prostate cancer requires the urologist to screen, detect, diagnose, prognose and treat the patient and monitor progression of the disease. UroCor has developed and markets products and services that assist the urologist in each of the diagnostic steps in this disease cycle.

    UroCor's PSA products are used in detection of the disease to improve the urologist's ability to identify true positive cancer patients. The Company offers a Free/Total PSA ratio utilizing Total PSA and Complexed PSA products, which is used for further accuracy in the presence of a negative first biopsy and may increase the urologist's ability to differentiate prostate cancer from benign disease.

    The current standard for diagnosis of the disease after the screening stage is the prostate biopsy. The Company's biopsy product, SextantPlus(SM), is a tool intended to increase the probability of finding small, localized tumor tissue in the prostate and to provide increased information from the specimen which can be used in more accurate prognosis of the disease. The Company's specimen collection techniques, reporting capabilities and database resources assist the urologist in identifying the location and severity of the disease.

    After detection and diagnosis of prostate cancer, the urologist must accurately "stage" or classify the disease to determine whether the cancer has spread beyond the prostate gland. UroCor developed its proprietary, patented UroScore-Registered Trademark- algorithm to assist the urologist in this step. After staging the disease, the urologist and patient determine whether to treat the disease with surgery, radiation or drug therapy or simply to monitor its progress. UroCor utilizes its expertise and capabilities to provide the urologist with additional information regarding the aggressiveness of a patient's cancer. This information is further enhanced by the Company's pathologists who interpret the prognostic information in conjunction with the patient's diagnostic pathology report.

    After reaching a treatment decision, the urologist can monitor the patient for evidence of recurrence or eradication of the disease by using the Company's PSA products.

    In December 1999, the Company introduced its new UroSavant Report that is based upon UroCor's proprietary national prostate database and summarizes certain biopsy and serum PSA statistics on a national, regional and individual basis. The report also lists individual patients' results for biopsies submitted by a particular physician or group over the past quarter.

    BLADDER CANCER

    Some of the difficulties that the urologist faces in the diagnosis and management of bladder cancer include detecting tumors at an early stage, assessing the aggressiveness of tumors and monitoring for disease recurrence after treatment. UroCor's bladder cancer products provide the urologist with analysis and information capabilities in all significant aspects of the diagnosis and management of the disease. UroCor's bladder cellular analysis incorporates a multi-modality approach that the Company believes provides increased levels of analysis and corresponding improvements in specificity and sensitivity of test results. The Company's complete bladder cancer detection program combines the information from microscopic examinations of a patient's specimen combined, when appropriate, with two different techniques, an analysis of the DNA content in cell nuclei and use of a more specific biomarker to assist in the pathologist's assessment for the presence of cancer.

    UroCor's proprietary DD-23 monoclonal-based biomarker assists the pathologist in the cytological diagnosis of bladder cancer. The biomarker was licensed from the University of Michigan and developed using in-house, as well as academically acquired clinical specimens.

    UroCor's proprietary molecular-based test for detecting mutations in the p-53 gene helps the urologist predict whether the patient has an aggressive cancer. Presence of such mutations may warrant a more aggressive management strategy. UroCor can perform its p-53 determination using a urine specimen from a patient with bladder cancer, while existing methods for determining the status of a patient's p-53 gene must utilize a bladder biopsy obtained in a hospital surgical procedure. The UroCor assay may be performed on the same urine specimen on which it performs its cellular analysis processes for the initial detection of bladder cancer or for recurrence of the cancer in patients successfully treated for the disease.

    An additional condition that may relate to a number of urinary tract diseases and infections is microhematuria, or the presence of small amounts of blood in the urine. The initial challenge faced by the urologist in diagnosing the underlying cause of the microhematuria is to identify the source of the bleeding. The UroCor Labs microhematuria diagnostic evaluation combines a microscopic examination of cells and urine sediment by pathologists with a urine protein chemistry analysis to provide the urologist with information on the probable location of the bleeding.

    KIDNEY STONES

    Kidney stone disease typically requires physical and chemical analysis of the stone, and, in many cases, analysis of patients' urine and serum specimens to assess the risk of disease recurrence and treatment options. Traditionally, the urologist was required to send each of the kidney stone, urine specimen and serum specimen to different testing service providers. The UroCor Labs kidney stone management system, UroStone(SM), offers a program in which the urologist delivers all specimens to UroCor and the Company provides integrated analysis and reports, as well as patient treatment plan materials specific for each diagnosis.

    UroCor's LithoSavant-Registered Trademark- product is an outcomes management system for use by lithotripsy centers and urologists managing kidney stones disease. This product was developed by UroCor in collaboration with the American Lithotripsy Society and consists of specialized outcomes tracking and reporting software used in conjunction with UroCor's national database on kidney stones disease. The Company markets LithoSavant directly to lithotripsy centers including some of the national and regional chains which operate numerous centers across the country.

THERAPEUTIC PRODUCTS

    The Company seeks to provide therapeutic products and services to urologists and radiation oncologists for the care of their patients. To achieve this goal, the Company attempts to identify opportunities within targeted disease states to license, distribute, acquire from others or co-market urologic pharmaceuticals and related products and services used or prescribed for the treatment of urologic diseases. The Company intends to capitalize on its large urology customer base and the skills of its urology-focused sales force to market such products and services to its client base. The Company plans to differentiate its product and service offerings from those of its competitors through ancillary services, which may include just-in-time inventory management for the physician's office, procedure trays to accompany selected therapeutic interventions, data base access and oncologist consultation.

    PROSTATE CANCER

    In October 1997, the Company entered into a co-promotion agreement with Zeneca Pharmaceuticals, Inc. ("Zeneca") pursuant to which the Company began co-promoting Casodex and Zolodex, Zeneca's therapeutic products for advanced prostate cancer. Effective January 1, 1999, UroCor and Zeneca replaced the original agreement with a revised three-year co-promotion agreement that was subject to termination under certain circumstances. UroCor promoted these therapeutic products principally through its relationships with its urologist clients. Effective December 31, 1999, the co-promotion agreement was terminated. The Company now intends to focus on promotion of UroCor branded products and services.

    In January 2000, the Company began marketing
ProstaSeed-Registered Trademark-, a UroCor branded line of Iodine-125 radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. Brachytherapy is a form of radiation therapy in which up to 80 to 100 seeds may be implanted in the prostate under ultrasound guidance, increasingly performed as an out-patient procedure requiring no overnight hospital stay. This treatment is increasingly selected by early stage prostate cancer patients because it does not dictate removal of the prostate, which can result in side effects such as impotence and incontinence.

    While brachytherapy is an increasingly popular treatment option from the patient's point of view, there are still many unanswered questions regarding which therapy is appropriate for a particular patient/ diagnosis. As brachytherapy may also be used in conjunction with external beam radiation, hormonal therapy and other drug therapies, the treatment selection decisions may be further complicated. The Company believes its expertise in advanced diagnostic and prognostic technologies and its capabilities and extensive information systems and resources in prostate cancer cases may contribute to development of more rational processes to help patients and their urologists determine appropriate therapy.

    UroCor acquired worldwide marketing rights for its seeds product pursuant to an agreement entered into in September 1998 with the seeds manufacturer, Mills BioPharmaceuticals, Inc. ("Mills"), a private company founded in 1992 to commercialize its expertise in adapting radioactive elements in a range of important medical applications. Pursuant to its agreement with Mills, the Company plans to be the exclusive marketing agent for the Mills' seeds in the United States and in all other countries in which it secures distribution contracts with other parties for the product. UroCor also has agreements with Mallinckrodt, Inc. ("Mallinckrodt") and Prostate Services of America ("PSA") that will contribute to distribution of ProstaSeed. Mallinckrodt may sell and distribute ProstaSeed through its 35 nuclear medicine pharmacies and more than 80 independent pharmacies, as well as adding the product to its group-purchasing contracts with hospital groups. PSA provides hospitals and physician practices specializing in treating prostate cancer with a variety of services, including training, on-site proctoring, one-stop equipment purchasing and financing, and pre- and post-implant dosimetry, and may make ProstaSeed available to their customers.

    BLADDER CANCER

    In December 1994, the Company entered into an agreement with BioChem Vaccines, Inc. ("BioChem"), a subsidiary of BioChem Pharma, Inc., granting the Company exclusive distribution rights in the United States for PACIS-Registered Trademark- BCG, a therapeutic product for treating certain types of superficial bladder cancer. BCG is delivered directly into a patient's bladder by the urologist using a catheter, generally in an office-based procedure. The current BCG treatment procedure includes an initial series of six such doses over a six-week period, and some studies have indicated that additional maintenance doses of BCG delivered at lengthening intervals may be effective in delaying or eliminating recurrence of bladder cancer.

    The Company expects to launch PACIS in mid-year 2000, as BioChem received marketing clearance from the FDA in March 2000. The Company's ability to maintain its exclusive distribution rights is conditioned upon meeting certain minimum sales requirements. There are two other suppliers of FDA approved BCG products in the United States and numerous alternative drugs or surgery which may be used for treating this disease.

    INCONTINENCE

    Pursuant to an agreement entered into in August 1998 between UroCor and DesChutes Medical Products, Inc. ("DesChutes"), UroCor markets DesChutes' Persist Treatment System for incontinence. This treatment system can be used by urologists and their patients in a program of physical conditioning and bio-feedback of muscle groups employed to help rebuild and strengthen pelvic floor muscles. According to a study published in the Journal of the American Medical Association in January 1999, this type of therapy appears to be more effective than drugs or surgery alone and is preferred by patients experienced in alternative treatments. In addition, physical conditioning muscle rehabilitation therapy of the type in which Persist may be used can also be combined with drug therapy or surgery to improve their effectiveness.

    The National Institutes of Health and the United States Department of Health and Human Services ("DHHS") have indicated that treatment modalities of the type offered by Persist should be the first line therapy for treatment of stress incontinence, urge incontinence and incontinence which may result from radical prostatectomy surgery. Patients with these conditions reportedly spend over $13 billion per year as a result of their condition, most of it on dryness products that do nothing to address the underlying causes. Studies report that most of the patients who suffer from incontinence have not yet sought proper medical assistance in controlling this condition. This type of therapy is currently reimbursed by certain managed care plans and insurance companies but is not currently reimbursed by Medicare.

    Persist's design helps patients concentrate their efforts on the appropriate muscles and can relate physical progress to improved performance in bladder control. The Company initiated a pilot marketing of Persist in selected territories across the United States late in 1998 and continued it through 1999. Persist is a new product in a relatively new category of therapies for incontinence, and there remain many unresolved issues related to marketing, sales and distribution of the product which may affect future sales results. There also is a broad range of alternative products, drugs and surgery for treating incontinence and additional competing drugs and devices in development or awaiting FDA approval. Due to the challenging reimbursement environment, Persist continues to be a difficult product to sell to physicians.

    OTHER PRODUCTS

    In addition to the products and agreements noted above, the Company plans to pursue the license or acquisition of other therapeutic products for distribution through its sales force.

SALES AND MARKETING

    The Company presently markets its diagnostic services and therapeutic products principally to the segment of the urology market consisting of more than 7,800 office-based urologists in the United States, many of whom are providers for one or more managed care organizations. UroCor has developed a sales force dedicated and trained to market to urologists, including representatives specialized in marketing to national accounts and managed care organizations. In addition, the Company has begun deployment of a specialty sales force to promote ProstaSeed to radiation oncologists.

    The Company is primarily focusing its sales and marketing resources on increasing penetration and utilization of its products in urologists offices, expanding its client base and adding additional products and services to its product lines. To assist these efforts, in October 1999, the Company entered into an agreement with Healtheon/Web MD to provide to its clients Internet-based reporting and test requisition capabilities.

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

    In addition to its focus on individual urologists and managed care organizations, the Company is diversifying its managed care selling efforts to place more emphasis on regional health plans and large, locally-based, multi-physician practices to increase regional market penetration.

DIAGNOSTIC PRODUCT AND TECHNOLOGY DEVELOPMENT

    The Company combines its own internal discovery and development capabilities with access to external resources at leading academic centers, research institutes and other companies to create new products. The Company then aligns and prioritizes the new product development schedule to support the Company's long term strategic business plan.

    UroCor's discovery and development activities led to the introduction of several proprietary tests that are currently used in the Company's diagnostic services business. One of the proprietary tests is the DD-23 monoclonal antibody test for bladder cancer detection, which is supported by a technology license with the University of Michigan. Another of the proprietary tests is the molecular-based p-53 gene mutation test for bladder cancer prognosis, which was developed through a collaboration with Ambion, Inc. under a National Cancer Institute's SBIR Phase I grant.

    The Company is also developing patented, computer-assisted imaging technology known as quantitative nuclear grading (QNG-TM-), which measures the degree of disorganization of genetic material within cancer cell nuclei. The QNG measurement serves as an additional input variable that can be included in the array of pathology and clinical laboratory variables used in proprietary or patent-protected algorithms used to predict stage, tumor aggressiveness or potential response to therapy in prostate cancer patients. The new QNG variable and algorithms are being evaluated along with other advanced technologies in collaboration with Johns Hopkins Medical Institutions in a project directed at utilizing such approaches and even more powerful prognostic tools to manage prostate cancer patients. The collaboration is partially funded under a 2 1/2 year grant initiated in 1998 from the Department of Defense. The same QNG technology is also being investigated for potential evaluation of bladder cytology specimens from bladder cancer patients being monitored for their disease status.

    During the early to mid-1990's, the Company conducted a gene discovery program in the field of prostate cancer resulting in an intellectual property position on several novel genes differentially expressed in prostate cancer. A select few of these discovered genes are now being evaluated by the Company as potential new tissue- and serum-based biomarkers that may improve the detection, diagnosis and prognosis of prostate cancer. The Company is also seeking licensing partners to purchase intellectual property rights or to assist with the research and development of these novel genes for diagnostic and therapeutic applications. There can be no assurance that the Company will be successful in its efforts to out-license or develop these genes.

    The Company's research and development resources, with assistance from the Company's information systems resources have created new, disease-specific databases from the Company's diagnostic laboratory information system used to store client's specimen results. Such information databases are being used to develop knowledge-based products intended to enhance the Company's delivery of results to its clients. UroCor is working with its client urologists to obtain additional case information including test results that are entered into the Company's proprietary patient disease-specific databases. In addition, the Company establishes new and maintains existing academic and research institution relationships that provide clinical and surgical pathology specimens as well as follow-up information to supplement its internal disease databases. The Company combines its specimen repository, disease databases and range of technical expertise to evaluate new technologies and products facilitating determination of the contribution that they may represent to the Company's business strategy. The databases are also used to develop peer-reviewed publications in support of UroCor's long-term urology disease management strategy.

    The primary purpose of the Company's research and development activities is to develop additional diagnostic products and technologies for the urology market and to support existing products and services through enhancement and quality improvement. Additionally, UroCor believes that some of the technologies acquired or in development in the Company's research and development programs may have applications in diagnostic and therapeutic product development outside the scope of UroCor's service business. The Company is seeking potential partners for further development of such products, however, there can be no assurance that these efforts will be successful.

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

    The Company developed in 1997 and subsequently has maintained its own proprietary Internet-based wide area network providing a communication channel between UroCor and its physician clients. In October 1999, UroCor signed an agreement with Healtheon/WebMD to transition clients from its own network to Healtheon/Web MD's Internet portal. The Company expects this transition to result in improved operating efficiencies related to electronic data flow with its customers. Both of these Internet-based services provide clients with convenient access to the case reports on their patients' current diagnostic findings. The Company intends to expand the number of clients accessing this Internet delivery system and increase capabilities to allow clients to send their test requests plus patient and billing information to the Company in advance of a specimen and to enhance other electronic communication with clients.

    The Company is assessing the value of further developing prostate, bladder and kidney stones disease specific databases and certain outcomes tracking and related information management tools. The Company's LithoSavant system for kidney stones management is an example of the type of useful information product that can result from this work. LithoSavant provides standardized data collection and outcomes reporting and a comprehensive national database for lithotripsy and kidney stones disease. The long-term goal of such databases is to provide urologists with further tools to assess the relative effectiveness of different treatment modalities and the ability to improve the management of their patients.

COMPETITION

    The market for providing urologists and managed care organizations with disease management systems and services is still emerging. The Company is not aware of any other company in urology that currently is providing the comprehensive approach pursued by the Company.

    The market for providing urologists with specialized diagnostic services for detection, diagnosis, prognosis and monitoring is highly competitive and fragmented. The majority of this market is served by hundreds of local free-standing or hospital-based pathology services that compete for the cellular and tissue diagnostic services offered by the Company. Other hospital laboratories, specialty laboratories and local, regional and national general reference laboratories all provide some of the serum and other testing provided by the Company. The main competitive advantage of local and hospital pathology service providers is long-established local physician referral practices. The general reference laboratories' competitive strength is attributable primarily to their service capabilities to provide local couriers for specimen pickup and broad-based contracting ability with managed care organizations covering all their diagnostic testing needs in one agreement. In contrast, the Company's sole focus in urology can limit its access to managed care contracts. Other companies that already market diagnostic products and medical supplies in other fields have begun marketing systems and kits for performing certain diagnostic tests in the urologist's office. The Company believes that it will be able to compete with these diagnostic product and service providers because of its disease management approach, its broad range of specialized diagnostic products and services, its urology-dedicated sales force and its focused product research and development and information development efforts.

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

    In the therapeutics segment of the urology market, surgery performed by urologists as well as many other therapeutic products currently compete with or will compete with the Company's distribution of the Persist Treatment System for incontinence, the Company's ProstaSeed radiation implants for prostate cancer and the Company's anticipated PACIS BCG product for bladder cancer. Many major and other pharmaceuticals companies, which can deploy larger sales organizations and research and development efforts than the Company, compete for sales of other urologic drugs and devices. Because of its existing relationships with urologists and its specialized sales force, the Company believes that it has the ability to compete in this market.

    Information systems companies, disease management companies and others may provide services and software products that will compete with the Company's current and proposed products and services. In addition, other companies, academic institutions and consortia are building regional or national databases focused on improving clinical and economic outcomes which may compete with the Company's applications of its urologic disease databases and related resources. Many of these competitors have considerably greater resources and experience than the Company in the development of software and information systems. The Company believes that the principal competitive factors for clinical outcomes database software are the quality, consistency and depth of the underlying clinical diagnosis and outcomes data, the usefulness of the data and reports generated by the software, customer service and support, ease-of-use, compatibility with the customer's existing information systems, potential for product enhancements and vendor reputation. The Company believes that it can provide a service in this area because of its established relationships with urologists and its expertise in and focus on urologic diseases.

    Many of the Company's competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company. Many such competitors may also have long-established relationships with the Company's current and prospective customers and with greater numbers of managed care organizations.

GOVERNMENT REGULATION

    The Company's business is subject to a variety of governmental regulations at the federal, state and local levels.

    The Company's diagnostic operations currently are not regulated by the FDA. While the FDA now indicates that it does not plan to regulate assays developed by laboratories for in-house use, the FDA in the past has considered drafting guidelines for regulation of such assays. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA requirements for the Company's in-house assays. The FDA currently regulates some of the components, tests and systems purchased by the Company from third parties and used in the Company's diagnostics business. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. Failure to comply could result in FDA enforcement action, and in disruption of the availability of these products. If the Company should decide to market any of its diagnostic technology as test kits to be used by third parties, such test kits would require FDA approval. The Company performs appropriate internal validation procedures and selected external clinical evaluations on new in-house tests and markers which it intends to market. While no assurances may be given in such regard, the Company believes that it could adjust to any reasonable changes in applicable FDA requirements without significant disruption or financial impact. In the event that any such changes are more extensive than anticipated, these changes would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations.

    Promotional claims for the Company's products are regulated by the Federal Trade Commission ("FTC") and by the states. Failure to comply with applicable requirements could result in enforcement actions, including the imposition of civil money penalties.

    The FDA regulates the products licensed or otherwise acquired from third parties and distributed or marketed by the Company's sales force. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. Failure to comply could result in FDA enforcement action, and in disruption of the availability of these products. The Company is responsible for the distribution and marketing of PACIS BCG, which subjects the Company to FDA and State Board of Pharmacy regulations.

    The Company's clinical laboratory is certified under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988 ("CLIA"), and participates in the federal Medicare program and certain state Medicaid programs. Failure to comply with the applicable CLIA requirements could result in loss of licensure or other penalties. The Company also is licensed under the clinical laboratory licensure laws of Oklahoma, where the Company's clinical laboratory is located. In addition, the laboratory is accredited by the College of American Pathology. Because the Company provides clinical testing services to patients nationwide, its laboratory also is licensed under the laws of those state or local governments which the Company is aware have clinical laboratory regulation programs applicable to out-of-state laboratories. The Company believes that it has obtained all such licenses required for its operations and is in compliance in all material respects with all such applicable regulations.

    In addition, certain regulatory authorities require participation in a proficiency testing program approved by the DHHS for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory. The Company believes it is in compliance in all material respects with all regulations applicable to such testing programs.

    The federal Anti-Fraud and Abuse Amendments to the Social Security Act (the "Federal Anti-Kickback Law") proscribe the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a "federal health care program" (defined generally as "any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government") other than the federal Employees Health Benefit Program, and any state health care program, or
(ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal health care program. Limited "safe harbor" regulations define a narrow scope of practices that will be exempted from federal prosecution or other enforcement action under the Federal Anti-Kickback Law and fail to exempt a wide range of activities frequently engaged in among hospitals and physicians and other third parties. Activities that fall outside the safe harbor rules are not necessarily illegal, although they may be subject to increased likelihood of scrutiny, investigation or prosecution. The Federal Anti-Kickback Law contains both criminal and civil sanctions, which are enforced by the Office of Inspector General ("OIG") of DHHS and the United States Department of Justice (the "DOJ"). Civil sanctions may include, among others, exclusion from participation in the Medicare and state health care programs and civil money penalties.

    Congress made sweeping changes to various health care fraud provisions in the "Health Insurance Portability and Accountability Act of 1996" ("HIPAA"). HIPAA called upon the Secretary of DHHS to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. For example, HIPAA expanded fraud and abuse sanctions to all "federal health care programs", other than the Federal Employees Health Benefit Program. HIPAA called for additional potential penalties and sanctions, including increased monetary penalties and the exclusion of: (i) individuals with direct or indirect ownership or controlling interest in a sanctioned entity if the individual knows or should know of the action constituting the basis for the conviction or exclusion of the entity, and (ii) officers or managing employees of the entity. HIPAA also created a federal crime of health care fraud, which applies to anyone who knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program, including any public or private plan or contract, affecting commerce, under which any medical benefit, item or service is provided to any individual.

    The Balanced Budget Act of 1997 ("BBA") expanded the sanctions under the Federal Anti-Kickback Law to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose. The BBA also further expanded anti-fraud funding, revised the resource-based relative value scale system, and called for the government to trim the growth of federal spending on Medicare by $115.1 billion and Medicaid by $13 billion over the subsequent five years. Although the Balanced Budget Refinement Act of 1999 reformed certain provisions of the BBA, the Company does not anticipate that its effects will significantly curb the impact of the BBA provisions on the Company.

    Many states have also enacted similar illegal remuneration statutes that apply to healthcare services reimbursed by private insurance, not just those reimbursed by a federal or state health care program. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. This is a matter of state law and must be reviewed on a state-by-state basis. The Company believes that it is acting in compliance with all such state laws.

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

    Because of such increased scrutiny and such broad interpretations, the Federal Anti-Kickback Law and similar state laws could limit the manner in which the Company conducts its business. There can be no assurance that any additional safe harbor regulations will be promulgated or that they will provide protection for any of the Company's activities. Although the Company seeks to structure its practices to comply with the Federal Anti-Kickback Law and similar state laws, no assurance can be given regarding compliance in any particular factual situation.

    Another federal provision, the physician self-referral and payment prohibition (commonly referred to as the "Stark law"), generally forbids, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services", for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." A "financial relationship" under the Stark law includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The Stark provisions became effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). Final Stark I regulations became effective on August 14, 1995. Stark II proposed regulations were published on January 9, 1998. Final Stark II regulations remain in the preparation stages and are expected to be published some time in the year 2000. Penalties for violating the Stark law include denial of payment for any service rendered by an entity in violation of the prohibition, civil money penalties and/or exclusion from the Medicare and Medicaid programs.

    The Stark law provisions also include specific reporting requirements providing that each entity furnishing covered items or services must provide the Secretary of DHHS with certain information concerning its ownership, investment and compensation arrangements. The information must be provided in such form, manner and times as the Secretary of DHHS specifies. Reportable information includes the identification of all physicians who have a financial relationship with the entity. The Secretary of DHHS has deferred indefinitely these reporting requirements pending the Secretary's development of implementation procedures and a streamlined reporting system. Failure to adhere to these reporting, once effective, requirements may subject the entity to significant civil monetary penalties.

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

    The Federal Civil False Claims Act ("Civil False Claims Act") generally prohibits the knowing filing of a false or fraudulent claim for payment to the United States, the knowing use of a false record or statement to obtain payment on a false or fraudulent claim paid by the conspiracy to defraud the United States by getting a false or fraudulent claim allowed or paid. Penalties under the False Claims Act include treble damages plus civil money penalties of not less than $5,000 or more than $10,000 for violations occurring on or before September 29, 1999 and not less than $5,500 and not more than $11,000 for violations occurring after September 29, 1999, for each such claim filed. The Civil False Claims Act also authorizes private citizens with knowledge of the filing of false claims to bring an action under the Act in the name of the United States. Such actions, commonly known as QUI TAM or "whistleblower" lawsuits, are filed under seal and are served only upon the United States so that the government can investigate the allegations and determine whether to take over the conduct of the litigation itself or to permit the QUI TAM plaintiff to conduct the litigation on his or her own. In such actions, the defendant is not notified of the lawsuit until after the government has determined whether or not it will take over the litigation, or unless the United States seeks the court's permission to discuss the case with the defendant, usually for the purposes of settlement discussions. The QUI TAM plaintiff is entitled to a share of any recovery ultimately received by the United States.

    The Civil False Claims Act also contains criminal false claims provisions. The criminal provisions generally apply to (i) false claims, i.e., knowingly or willfully making or causing to be made any false statement or representation of material fact in any claim or application for benefits under Medicare or Medicaid, (ii) false statements, i.e., knowingly and willfully making or causing to be made, or inducing or causing to be induced, the making of any false statements of material facts with regard to an institution's compliance with conditions of participation for the purposes of certification, and
(iii) failure to refund, knowingly and with fraudulent intent, Medicare and Medicaid funds that were not properly paid. Criminal violations are punishable by up to five years in prison and/or fines up to $500,000 for each offense.

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the DOJ concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs required the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to both CIDs and is cooperating with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. Although the Company cannot confirm what prompted the DOJ investigation, such an investigation may or may not have been prompted by the filing of a QUI TAM or "whistleblower" action under the Civil False Claims Act. If that were the case, even if the DOJ chose not to pursue any matters arising from its investigation, the QUI TAM plaintiff or "whistleblower" would be free to pursue the allegations in such a complaint against the Company. If any such plaintiff were to prevail, any judgment resulting from such litigation or administrative penalties, including exclusion from federal and state health care programs potentially, resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

    In addition, in February 1999, in connection with the Company's efforts to structure its practices to comply with applicable laws, the Company approved and commenced the implementation of a Compliance Program for the detection and prevention of violations of applicable laws and other standards of conduct and policies adopted by the Company. The Company's program is based in part on the model compliance plan for clinical laboratories published by the OIG and on other model and actual compliance plans adopted by other companies. Although the Company believes it has implemented and operates an effective compliance program, no assurances may be given regarding compliance in any particular factual situation.

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

THIRD-PARTY REIMBURSEMENT

    In 1997, 1998 and 1999, the Company received approximately 47%, 46% and 46%, respectively, of its revenue from services performed principally for beneficiaries of the Medicare program. Under federal law and regulation, for most of the services performed for Medicare beneficiaries, the Company must accept reimbursement from Medicare as payment in full, subject to applicable co-payments and deductibles. From time to time, federal budget legislation has instituted changes in Medicare's fee schedule relating to reimbursement for laboratory services, which constitute a significant portion of the services furnished by the Company. Other legislative proposals have been made that, if enacted, could have an adverse effect on reimbursement of laboratory services. In addition, a significant portion of the services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services which are reimbursed by Medicare based on a methodology known as resource-based relative value scale ("RBRVS"). In 1997, Congress revised the RBRVS system and changed the manner in which fees are updated. This change and any future changes to the RBRVS system could have an adverse effect on the Company's Medicare reimbursement for physician pathology services. Medicare increased reimbursement rates effective January 1, 2000 for the physician pathology services that UroCor provides, while Medicare rates for all other laboratory services provided by UroCor were unchanged. Congress is currently considering significant changes in Medicare reimbursement for clinical laboratory services. There can be no assurance as to how such changes, if enacted, would affect the Company.

    Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some third-party payors, but have not been established for all services or by all insurance carriers with respect to any particular service. Although substantially all of the Company's typical, non-investigational services receive reimbursement at various rates or on a case-by-case basis, some of the services that the Company may provide in the future may not be approved by Medicare or some other third-party payors and reimbursement rates on such services cannot be predicted. The Company cannot collect from Medicare or any other third-party payor for services not approved by them for reimbursement. Approval by Medicare or other federal agencies does not assure approval by other third-party payors. Most third-party payors, including Medicare, do not reimburse for services that they determine to be experimental, investigational or otherwise not reasonable and necessary for diagnosis or treatment of an illness or injury. Formal coverage determinations are made, however, with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. Such determinations are limited in application to that carrier's geographic jurisdiction, meaning that there are often multiple rules that the Company must follow pertaining to a single issue. Medicare may retroactively audit and review its prior payments to the Company, and may determine that certain of those payments must be returned. The Medicare carrier also may impose prepayment review on some or all claims for payment before reimbursing the Company. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates and carrier limitations on the coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's results of operations and financial condition.

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

    The Company has registered the trade and service marks
UROCOR-Registered Trademark-, THE UROLOGY COMPANY-Registered Trademark-, UROCOR LABS-TM-, THE UROLOGICAL CHOICE-TM-, PROSTASEED-Registered Trademark-(), UROSAVANT(SM), LITHOSAVANT-Registered Trademark-, SEXTANTPLUS(SM), UROSTONE(SM) and UROSCORE-Registered Trademark- with the United States Patent and Trademark Office.

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

EMPLOYEES

    At December 31, 1999, the Company had 303 full-time and 23 part-time employees, of which 112 were employed in diagnostic services operations and support, 116 in sales and marketing, 16 in scientific research and development, and 82 in general and administrative. At December 31, 1999, the Company employed, full time, 8 persons with M.D. degrees and 6 persons with Ph.D. degrees.

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

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Federal Anti-Kickback Law and the Stark law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a CID from the DOJ concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to both CIDs and is cooperating with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the

DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. Although the Company cannot confirm what prompted the DOJ investigation, such an investigation may or may not have been prompted by the filing of a QUI TAM or "whistleblower" action under the Civil False Claims Act. If that were the case, even if the DOJ chose not to pursue any matters arising from its investigation, the QUI TAM plaintiff or "whistleblower" would be free to pursue the allegations in such a complaint against the Company. If any such plaintiff were to prevail, any judgment resulting from such litigation or administrative penalties, including exclusion from federal and state health care programs, potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

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

    The FDA currently regulates a number of the products that the Company purchases from third parties for use in its diagnostic services. The manufacturers of such products are responsible for compliance with FDA regulations relating to such products. There can be no assurance, however, that action by the manufacturers or by the FDA would not impair the Company's ability to obtain and offer certain services. The unavailability of certain services and materials used in the Company's diagnostics business would have a material adverse effect on the Company's financial condition and results of operations.

    The FDA regulates products licensed or otherwise acquired from third parties and distributed or marketed by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of such third parties to address their FDA regulatory issues is outside the Company's control. There can be no assurance that the failure of such third parties to address their FDA regulatory matters adequately will not have a material adverse effect on the Company's financial condition and results of operations. The FDA also regulates the introduction, manufacturing, labeling and recordkeeping of the Company's therapeutic products currently marketed or that the Company may market in the future. In addition, most users of the Company's ProstaSeed product are required to possess licenses issued by the state in which they reside or by the NRC.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Company's Persist Treatment System product currently is not widely accepted for reimbursement within the healthcare market. The product has been marketed for approximately one year and remains a relatively new approach to treating incontinence. The Company recently obtained a Durable Medical Equipment ("DME") supplier number to allow for billing of Persist if Medicare reimbursement is approved. There can be no assurance that the Persist Treatment System or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

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

    UNCERTAINTIES RELATED TO THE REGULATORY REVIEW OF THERAPEUTIC PRODUCTS. The Company plans to pursue the license or acquisition of additional therapeutic products for distribution through its sales force. Any such products or rights the Company is able to acquire in the future may be subject to regulatory approvals from the FDA and other regulatory agencies before marketing can begin. There can be no assurance that the Company or others responsible for obtaining such approvals will be successful, which could limit the Company's ability to grow its therapeutics business.

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products. The Company currently has acquired distribution or co-promotion rights for three therapeutic products. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company's ProstaSeed product. While the Company has previous experience marketing two other therapeutic products, there can be no assurance that the Company's future efforts will be successful or that the other product distributors' efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed to the radiation oncology and medical oncology markets that are being pursued for sales of the Company's ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

    In addition, the Company is and will be dependent on third party manufacturers to produce the products that are the subject of the Company's marketing and distribution agreements. If such manufacturers are unable to produce the products, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations. In addition, in the case of the Company's ProstaSeed product, the manufacturer has not previously produced this therapeutic product and there can be no assurance of the manufacturer's ability to produce quantities effectively or in a manner compliant with all regulatory requirements.

    POTENTIAL THERAPEUTICS PRODUCT LIABILITY OR RECALL. UroCor intends to increase its marketing of therapeutic products; if the Company is successful in these efforts, it will face increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. UroCor currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pays, deductibles and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company has had difficulty in its collection efforts. During the second quarter of 1999, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful and recorded an additional provision. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collections results and, in response to the unsent invoices, it has undertaken additional initiatives to further improve claims efficiencies and collections results, in addition to assessing the ultimate collectibility of outstanding balances. While the Company's management believes it has made progress by reorganizing and streamlining its accounts receivable and billing functions, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company's results of operations.

    RISKS ASSOCIATED WITH INVESTMENTS IN MANAGEMENT INFORMATION SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce or use in the future related to the clinical management of urologists' patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in one disease state. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. For example, pursuant to requirements under HIPAA, the Secretary of the DHHS recently published proposed regulations governing privacy standards for individually identifiable health information that is electronically transmitted or maintained. The final rule will be published later this year. Additional proposed legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, and/or civil and/or criminal penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the

American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is focused on the field of urology, and managed care providers tend to contract exclusively only with companies that serve a wider breadth of the healthcare market. There can be no assurance that the Company will be able to overcome this managed care trend. If the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of business from key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

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

    POSSIBLE VOLATILITY OF STOCK PRICE OF COMMON STOCK. There has been a history of significant volatility in the market prices for shares of companies engaged in the health care and biotechnology fields, and the market price of the shares of the Common Stock may be highly volatile. Factors such as fluctuations in the Company's quarterly revenues and operating results, announcements of technological innovations or new analytical services by the Company and its competitors and changes in third-party reimbursement and governmental regulation may have a significant effect on the market price of the Common Stock. In addition, any regulatory announcements or action with respect to the DOJ investigation could have a negative impact on the Common Stock market price pending and regardless of the ultimate outcome of any matter under investigation.

ITEM 2. PROPERTIES

    The Company leases approximately 102,000 square feet of administration, sales and marketing, operations and research and development space in Oklahoma City, Oklahoma. The lease term expires in December 2013, subject to early termination provisions. The Company has rights of first refusal to lease additional space in the rest of the 122,000 square foot building as well as a purchase option on the building. The Company believes that its leased facilities are adequate for its current needs and that suitable, additional space will be available on acceptable terms for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

MARKET FOR THE COMMON STOCK

    The Company's Common Stock is listed on the Nasdaq National Market under the symbol "UCOR". The table below sets forth the high and low sales prices of the Common Stock in each quarter of 1998 and 1999, and the first quarter of 2000 through March 1, 2000, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions.

                                                             1998                      1999                      2000
                                                         PRICE RANGE                PRICE RANGE              PRICE RANGE
                                                   ------------------------   -----------------------   ----------------------
                                                      HIGH          LOW          HIGH         LOW          HIGH         LOW
                                                   ----------   -----------   ----------   ----------   ----------   ---------
First Quarter(1).................................  7 3/4        5 11/16       6 1/2        4 5/16       8 5/16       3 3/4
Second Quarter...................................  8            6 3/4         5 7/8        3            --           --
Third Quarter....................................  7 3/16       4 1/4         5 1/4        3 1/2        --           --
Fourth Quarter...................................  7            4 1/8         4 1/4        2 3/4        --           --

------------------------

(1) Through March 1, 2000.

    As of March 1, 2000, the last sales price per share of the Common Stock, as reported by The Nasdaq Stock Market, was $5 3/16.

    As of March 1, 2000, the Company's 9,391,754 shares of Common Stock outstanding were held by 91 stockholders of record and approximately 1,800 beneficial stockholders.

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

    From the effective date of the registration statement through December 31, 1999, the following table identifies the purposes and amounts of the net proceeds from the offering paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working capital.............................................   3,641,287
TEMPORARY INVESTMENTS:
    Short-term commercial paper.............................   2,753,931
    Long-term corporate and treasury notes..................   2,687,292
    Cash equivalents........................................          --
OTHER PURPOSES:
    Development and expansion of diagnostic product line....   6,231,192
    Development of information products and services and
      urologic disease databases............................   2,689,673
    Development of therapeutic product line.................   3,275,692
    Development and expansion of clinical and research
      laboratories and laboratory information system........   3,942,136

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or other affiliates.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 1999, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue......................................  $19,758    $26,522    $32,952    $47,606    $45,508
Operating expenses:
  Direct cost of services and products.........    7,354      9,966     12,574     17,330     16,817
  Selling, general and administrative
    expenses...................................    9,423     12,735     16,822     24,932     26,946
  Research and development.....................    2,267      2,448      2,225      1,953      1,610
  Special Charges..............................       --         --         --      8,206      7,409
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................   19,044     25,149     31,621     52,421     52,782
                                                 -------    -------    -------    -------    -------
  Income (loss) from operations................      714      1,373      1,331     (4,815)    (7,274)
                                                 -------    -------    -------    -------    -------
Other income (expense).........................     (181)       990      1,484        821        854
                                                 -------    -------    -------    -------    -------
Income (loss) before income taxes..............      533      2,363      2,815     (3,994)    (6,420)
                                                 -------    -------    -------    -------    -------
Income tax benefit.............................       --         --      1,437      1,518      2,311
                                                 -------    -------    -------    -------    -------
Net income (loss)..............................  $   533    $ 2,363    $ 4,252    $(2,476)   $(4,109)
                                                 =======    =======    =======    =======    =======
Basic net income (loss) per common share(1)....  $   .09    $   .27    $   .42    $  (.24)   $  (.41)
                                                 =======    =======    =======    =======    =======
Weighted average common and common equivalent
  shares outstanding(1)........................    6,156      8,731     10,203     10,402      9,903
                                                 =======    =======    =======    =======    =======
Diluted net income (loss) per common
  share(1).....................................  $   .08    $   .24    $   .38    $  (.24)   $  (.41)
                                                 =======    =======    =======    =======    =======
Weighted average common and common equivalent
  shares outstanding--assuming dilution(1).....    6,761      9,832     11,053     10,402      9,903
                                                 =======    =======    =======    =======    =======

                                                                  AT DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
                                                        )                              (IN THOUSANDS
BALANCE SHEET DATA:
Cash and marketable investments...............  $  3,125   $33,475    $25,606    $19,204    $11,054
Working capital...............................     5,904    34,910     37,389     34,447     21,620
Total assets..................................    12,494    50,270     54,452     53,320     42,162
Long-term debt................................     1,666       659        218          9         --
Accumulated deficit...........................   (14,355)  (11,991)    (7,739)   (10,215)   (14,324)
Total stockholders' equity....................     8,425    45,687     50,755     48,835     37,874

------------------------

(1) Computed on the basis described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Business--Special Note Regarding Forward-Looking Statements".

OVERVIEW

    UroCor markets a comprehensive range of products and services directly to urologist and managed care organizations to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, and kidney stone and other complex urologic disorders diseases. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    During the year ended December 31, 1999, the Company derived approximately 93% of its revenue from diagnostic products and services that UroCor Labs-TM-provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the year ended December 31, 1999, approximately 46%, 44%, 6% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients and physicians and hospitals, respectively.

    During the year ended December 31, 1999, the Company derived approximately 6% of its revenue from the marketing of two therapeutic products for advanced prostate cancer including a one-time termination fee of $500,000 pursuant to a co-promotion agreement with a manufacturer. Pursuant to a termination notice received from the manufacturer in September 1999, this agreement terminated on December 31, 1999.

    The Company intends to pursue and acquire new therapeutic products for marketing to its clients. The Company currently has worldwide marketing and distribution rights for ProstaSeed-Registered Trademark-, a UroCor branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. This product received clearance for marketing from the United States Food and Drug Administration (the "FDA") in April 1999, and from the Nuclear Regulatory Commission (the "NRC") in January 2000. The Company began marketing this product in the United States in January 2000.

    The Company also has distribution rights to a therapeutic product for use in treating certain types of bladder cancer. The manufacturer of the product received clearance from the FDA in March 2000, and the Company expects to begin marketing this product in mid-year 2000.

    At the end of the third quarter of 1998, the Company recognized special charges related to three actions. First, the Company decided to exit the Urology Support Services ("USS") business to focus management and other resources on the Company's core business. Second, the Company accelerated efforts directed at improving its accounts receivable billing, processing and collection systems and, accordingly, increased its reserve levels for significantly past due balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions. Special charges related to these three actions totaled approximately $8.2 million.

    During the second quarter of 1999, the Company took additional actions resulting in additional special charges of approximately $7.4 million. First, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collections was uncertain. Second, the Company launched an information systems initiative to increase productivity, reduce costs and more efficiently collect billings. Third, the Company settled claims with two former clients of the USS business.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenue.....................................................   100.0%     100.0%     100.0%
Operating expenses:
  Direct cost of services and products......................    38.2       36.4       37.0
  Selling, general and administrative expenses..............    51.0       52.4       59.2
  Research and development..................................     6.8        4.1        3.5
  Special charges...........................................      --       17.2       16.3
                                                               -----      -----      -----
    Total operating expenses................................    96.0      110.1      116.0
                                                               -----      -----      -----
Income (loss) from operations...............................     4.0      (10.1)     (16.0)
Other income (expense)......................................     4.5        1.7        1.9
                                                               -----      -----      -----
Income (loss) before income taxes...........................     8.5       (8.4)     (14.1)
Income taxes................................................     4.4        3.2        5.1
                                                               -----      -----      -----
Net income (loss)...........................................    12.9%      (5.2)%     (9.0)%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUE. Revenue decreased 4.4%, from approximately $47.6 million in 1998 to approximately $45.5 million in 1999.

    Diagnostic services revenue increased 4.1% for 1999 resulting from 7.2% increase in case volume and a 2.9% decrease in overall average unit price. The main contributor to the decrease in overall average unit price was the higher volume growth for lower priced products, including stones and microbiology, than in most of the Company's higher priced products. The diagnostics case volume rate of increase decreased compared to prior years primarily the result of the elimination of certain managed care related marketing programs and related collection efforts that resulted in the loss of some clients and decreased product usage from other clients. The Company's client base at the end of 1999 was approximately 2,650 urologist of which 47% used two or more products compared to 2,640 urologists at the end of 1998 of which 51% used two or more products.

    Therapeutics product revenue decreased 57.7% from approximately
$6.0 million for 1998 to approximately $2.5 million for 1999 principally due to a restructuring effective January 1, 1999, of the compensation terms of the related co-promotion agreement to which such 1998 and 1999 revenues were attributable. Therapeutic product co-promotion revenue in 1999 included an early termination fee of $500,000 which became payable before March 2000 by the manufacturer pursuant to the terms of the co-promotion agreement. Payment of the fee was triggered by the manufacturer's delivery of notice in September 1999 of termination, without cause, of the agreement, effective December 31, 1999.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct cost of products and services increased to 37.0% for 1999 from 36.4% for 1998. In the aggregate, direct costs of services and products decreased 3.3% from approximately $17.3 million in 1998 to approximately $16.8 million in 1999. Direct costs for 1998 included approximately $772,000 for non-recurring direct costs associated with the USS business that the Company exited in late 1998. As a percent of revenue, direct costs for 1998 excluding the direct cost associated with USS would have been 35.5%. The increase in this percentage for 1999 compared to the adjusted 1998 period was the result of the decline in therapeutics co-promotion revenue under the restructured terms of the co-promotion agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 59.2% for 1999 from approximately 52.4% in 1998. In the aggregate, selling, general and administrative expenses increased 8.1%, from approximately $24.9 million for 1998 to approximately $26.9 million in 1999. Selling, general and administrative expenses in 1998 included approximately $497,000 for non-recurring costs associated with the USS business that the Company exited in late 1998. The increase in selling, general administrative expenses was due principally to increased management personnel, and depreciation costs related to information services and billing efforts, increased convention and meeting costs and the incurrence of over $1.0 million related to personnel, marketing and information systems in anticipation of the upcoming launch of the Company's ProstaSeed product.

    RESEARCH AND DEVELOPMENT. As a percentage of revenue, research and development expenses decreased to 3.5% for 1999 from 4.1% for 1998. In the aggregate, research and development costs decreased 17.6% from approximately $2.0 million in 1998 to approximately $1.6 million in 1999. The decrease in expenses was due primarily to elimination of non-strategic projects in the third quarter 1998 resulting in overall lower base research and development program costs.

    SPECIAL CHARGES. During the second quarter of 1999, the Company recognized special charges related primarily to two items. First, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. Accordingly, a provision of approximately
$3.9 million was made for these receivable balances. Second, the Company launched an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operation focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the USS business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for 1999. Aggregate special charges for 1998 were approximately $8.2 million, including $4.7 million in accounts receivable provision, approximately
$2.2 million in exit costs related to USS and approximately $1.3 million in non-strategic program asset write-offs, severance and other restructuring costs. The following table sets forth the effects of the special charges and the 1998 operating losses of USS on UroCor's operating income for the 1998 and 1999.

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
Operating loss, as reported.................................     $(4,814,546)        $(7,273,684)
Operating income, excluding special charges and USS
  operating losses..........................................       4,520,157             136,093

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 28.6%, from approximately $1.2 million in 1998 to approximately $852,000 in 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to 1998, resulting from the use of such resources to fund stock repurchases and capital expenditures. Other expenses of approximately $356,000 (the "1998 Non-recurring Expense") was primarily due to non-recurring charges for professional fees related to implementing the Company's stockholders rights plan and review of an unsolicited purported acquisition offer in the third quarter of 1998. The following table sets forth the effects of the special charges, the operating losses of USS in 1998 and the 1998 Non-recurring Expenses on UroCor's net income and earnings per share for 1998 and 1999.

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
Net loss, as reported.......................................     $(2,476,359)        $(4,108,847)
Net income, excluding special charges, USS operating losses
  and 1998 Non-recurring Expense............................       3,531,766             593,822
Diluted loss per share, as reported.........................            (.24)               (.41)
Diluted earnings per share, excluding special charges, USS
  operating losses and 1998 Non-recurring Expense...........             .32                 .06

The most significant contributor to the decline in the adjusted operating and net income figures from 1998 to 1999 set forth in the tables above was the decrease in therapeutic revenue as further discussed in "Revenue" above.

    INCOME TAXES.  Income tax benefit recorded in 1998 was approximately
$1.5 million resulting in an effective 38% federal and state income tax rate. Income tax benefit recorded for 1999 was approximately $2.3 million based upon an effective 36% federal and state income tax rate.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE. Revenue increased 44.5%, from approximately $33.0 million in 1997 to approximately $47.6 million in 1998. This increase was due primarily to an increase in case volume of 35.7% due primarily to expansion of the Company's client base from 2,150 to 2,640 urologists in December 1997 and 1998, respectively, and increased utilization of the Company's diagnostic products and services by existing clients. Revenue also increased as a result of therapeutic product co-promotion revenue, from approximately $529,000 in 1997 to approximately $6.0 million for the year ended December 31, 1998.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 36.4% for 1998 compared to 38.2% in 1997. In the aggregate, direct cost of services and products increased 37.8%, from approximately $12.6 million in 1997 to approximately $17.3 million in 1998. This increase was due principally to higher personnel costs and supply and distribution costs, resulting from increased case volume. Incremental costs also resulted from USS business operations through the third quarter of 1998, and expanded utilization of the Company's wide area network report delivery system by the Company's clients. The decrease as a percentage of revenue was due principally to growth of the Company's therapeutic revenue with negligible associated direct costs, offset by growth of the Company's serum product, which has a lower profit margin than those of most of the Company's other products, as well as incremental USS operations costs and wide area network report delivery system costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 52.4% for 1998 compared to 51.0% in 1997. In the aggregate selling, general and administrative expenses increased 48.2%, from approximately $16.8 million in 1997 to approximately $24.9 million in 1998. This increase was due principally to higher personnel costs related to sales staff, management information services personnel and accounts receivable personnel and increased provision for doubtful accounts receivable.

    RESEARCH AND DEVELOPMENT. As a percentage of revenue, research and development expenses decreased to 4.1% for 1998 compared to 6.8% in 1997. In the aggregate research and development expenses decreased 12.3%, from approximately $2.2 million in 1997 to approximately $2.0 million in 1998. This decrease was due primarily to timing of completed external research activities and elimination of non-strategic projects in the third quarter of 1998.

    SPECIAL CHARGES AND USS OPERATIONS. During the third quarter of 1998, the Company recognized special charges related to three actions. First, the Company exited the USS business to focus management and other resources on the Company's core business. The related exit costs totaled approximately $2.2 million and included estimated expenses for orderly termination and transition of USS' service contracts, related asset write-downs and severance and outplacement costs for USS employees. Second, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company determined that collection costs on specific aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4.7 million was made for these older receivable balances. Third, the Company implemented cost reduction initiatives including elimination of non-strategic programs and workforce reductions, resulting in approximately $889,000 in asset write-downs, approximately $178,000 in severance and outplacement costs and approximately $218,000 in other non-recurring costs related to these initiatives. The aggregate charges for these three actions totaled approximately $8.2 million for the year ended December 31, 1998, and there were no such charges for the year ended
December 31, 1997.

    1998 operating losses for the USS business, exclusive of costs to exit the business, are reflected as operating expenses in excess of associated revenue and totaled approximately $1.1 million for the year. The table appearing in "Special Charges" in the discussion above of 1999 compared to 1998 sets forth the effects of the special charges and the operating losses of USS on UroCor's operating income for the year ended December 31, 1998.

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased from approximately $1.5 million in 1997 to approximately $1.2 million in 1998 due principally to the decrease in cash, cash equivalents and investments resulting from capital expenditures and an increase in accounts receivable. Other expenses of approximately $355,000 was primarily due to non-recurring charges for professional advisor fees related to implementing the Company's stockholder rights plan and reviewing an unsolicited purported acquisition offer in the third quarter of 1998. The table above sets forth the effect of the special charges, the operating losses of USS and the other non-recurring expenses on UroCor's net income and diluted earnings per share for the year ended December 31, 1998.

    INCOME TAXES. The income tax benefits recorded for 1998 increased from approximately $1.4 million in 1997 to approximately $1.5 million in 1998 reflecting income tax benefits at a 38% effective rate for 1998. Income tax benefits of $1.4 million for 1997 reflected a one-time benefit to record the future tax benefits of loss carryforwards and other deferred tax items.

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

    The Company's results of operations for the fourth quarter of 1997 include a $1.4 million income tax benefit and a charge of $600,000 to increase the allowance for doubtful accounts. Results for the third quarter of 1998 includes special charges of $4.7 million to increase the allowance for doubtful accounts, $2.2 million related to USS exit costs, and $1.3 million related to non-strategic program asset write-offs and other restructuring costs including severance costs for workforce reduction. Results for the second quarter of 1999 includes special charges of $3.9 million to increase the allowance for doubtful accounts, $2.9 million related to information processing initiatives and approximately $226,000 severance and outplacement costs and $348,000 related to settlements with former USS clients.

                                                        DOLLARS IN THOUSANDS (UNAUDITED)
                              -------------------------------------------------------------------------------------
                                                1997                                        1998
                              -----------------------------------------   -----------------------------------------
                                 Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                              --------   --------   --------   --------   --------   --------   --------   --------
Revenue.....................   $8,079     $7,795     $7,786     $9,293    $10,614    $11,264    $11,802    $13,926
Operating Expenses:
  Direct costs of services
    and products............    2,981      2,924      3,171      3,499      4,048      4,421      4,555      4,307
  Selling, general and
    administrative
    expenses................    3,690      3,991      3,953      5,188      5,569      5,931      6,048      7,384
  Research and
    development.............      610        611        498        506        508        499        531        414
  Special charges...........       --         --         --         --         --         --      8,206         --
                               ------     ------     ------     ------    -------    -------    -------    -------
Income (loss) from
  operations................      798        269        164        100        489        413     (7,538)     1,821
Other income (expense)......      403        371        358        352        336        297        (67)       255
                               ------     ------     ------     ------    -------    -------    -------    -------
Income (loss) before income
  taxes.....................    1,201        640        522        452        825        710     (7,605)     2,076
Income tax benefit
  (expense).................       --         --         --      1,437       (313)      (270)     2,884        783
                               ------     ------     ------     ------    -------    -------    -------    -------
Net income (loss)...........   $1,201     $  640     $  522     $1,889    $   512    $   440    $(4,721)   $ 1,293
                               ======     ======     ======     ======    =======    =======    =======    =======

                                  DOLLARS IN THOUSANDS (UNAUDITED)
                              -----------------------------------------
                                                1999
                              -----------------------------------------
                                 Q1         Q2         Q3         Q4
                              --------   --------   --------   --------
Revenue.....................  $12,277    $11,295    $11,011    $10,925
Operating Expenses:
  Direct costs of services
    and products............    4,314      4,361      4,099      3,985
  Selling, general and
    administrative
    expenses................    6,315      7,308      6,417      6,906
  Research and
    development.............      378        430        444        358
  Special charges...........       --      7,409         --         --
                              -------    -------    -------    -------
Income (loss) from
  operations................    1,270     (8,213)        51       (324)
Other income (expense)......      256        187        188        165
                              -------    -------    -------    -------
Income (loss) before income
  taxes.....................    1,526     (8,026)       239       (159)
Income tax benefit
  (expense).................     (581)     2,831        (85)       146
                              -------    -------    -------    -------
Net income (loss)...........  $   945    $(5,195)   $   154    $   (13)
                              =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, cash, cash equivalents and marketable investments totaled approximately $11.1 million and the Company's working capital was approximately $21.6 million. As of December 31, 1999, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $5.3 million, short-term marketable investments of $3.1 million and long-term marketable investments of approximately $2.7 million. Such marketable investments consisted principally of high-grade fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $11.0 million at December 31, 1999, a decrease of approximately $4.9 million from December 31, 1998, or 30.1%. This decrease was principally attributable to improved collections and the special charge for additional bad debt recorded in the second quarter if 1999. At December 31, 1999, the Company's average number of days sales in net diagnostics receivables was approximately 90 compared to approximately 110 at December 31, 1998.

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

    The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the second quarter of 1999, the Company recorded a special charge of $3.9 million to increase the allowance for doubtful accounts in respect of terminating certain managed care related marketing programs and identifying significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. In 1998, the Company recorded a special charge of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections. Also in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for co-pay, deductible and other amounts relating principally to services rendered in 1998. In
December 1998, the Company commenced collection efforts for certain of these amounts. The Company has taken steps to implement systems and processing changes intended to improve its billing procedures and related collection results, including actions taken in respect to the unsent invoices. Partially in response to the collection efforts undertaken by the Company for the previously delayed invoices to patients for co-pays, deductibles and other amounts determined in 1998, some urologist for such patients discontinued or reduced their use of the Company's diagnostic services. The loss of any additional clients' business could adversely affect the rate of the Company's growth in revenue and the Company's results of operations.

    While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurances that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company's financial position and results of operations.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. This agreement was revised effective January 1, 1999, and for 1999, the Company recorded revenue of approximately $2.5 million including a non-recurring fee of $500,000 as a result of early termination under the agreement, as compared to approximately $6.0 million revenue for 1998. In September 1999, the manufacturer sent the Company a notice of termination without cause of the agreement effective December 31, 1999. The Company intends to pursue the acquisition of new therapeutic products for marketing to its clients. The Company currently markets two products, ProstaSeed and Persist, and has rights to market one other product that received FDA marketing clearance in March 2000.

    Operating activities provided net cash of approximately $4.9 million in 1999 compared to using net cash of approximately $892,000 for 1998. The net cash provided by operating activities in 1999 was primarily the result of the net loss of approximately $4.1 million and the related deferred tax benefit of approximately $2.3 million, offset by a special charge of approximately
$3.2 million for asset write-offs related to restructuring the Company's information systems function and terminating certain existing systems and internal software development projects in the second quarter, a decrease in accounts receivable of approximately $4.9 million resulting from increased collections and a special charge in the second quarter, depreciation and amortization of approximately $2.9 million and a decrease in other current assets of approximately $283,000.

    Net cash used in investing activities for 1999 was approximately
$3.6 million and consisted primarily of maturities of short-term marketable investments of approximately $2.9 million, offset by capital expenditures of approximately $5.0 million, purchases of long-term marketable investment of approximately $575,000 and an increase in intangibles and other assets of approximately $990,000 primarily related to progress payments for marketing distribution rights.

    The Company's capital expenditures of approximately $5.0 million in 1999 were primarily for leasehold improvements, furniture and fixtures and computer equipment and software associated with the Company's relocation to newly constructed facilities adjacent to the former facilities. Of the total amount, approximately $351,000 related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be comparable to current levels as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly new debt.

    In March 2000, a therapeutic product for bladder cancer for which the Company has distribution rights received clearance from the FDA for marketing in the United States. The total cost of the distribution rights for this product is $3.0 million, of which the Company has paid $1.25 million. With the FDA clearance of this product for marketing, all milestones have been met. The Company is now obligated to pay the remaining $1.75 million in three payments during 2000. The first payment of $750,000 is due in April 2000, the second payment of $500,000 is due in July 2000 and the final payment of $500,000 is due in October 2000. The Company intends to make these payments from existing cash and investment balances or possibly new debt.

    During 1998, the Company obtained marketing and other rights to two other therapeutic products, and is obligated to pay an additional $500,000 to the manufacturers based on achievement of certain milestones. In April 1999, the Company paid one of such manufacturers $250,000 upon receiving marketing clearance from the FDA. As of December 1999, the Company advanced that manufacturer $190,000 toward the next milestone and approximately $147,000 towards other costs. The Company also advanced another manufacturer $250,000 toward future inventory purchases during 1999. If inventory purchases are not made, the manufacturer is obligated to return the advance prior to January 10, 2001. As milestones are achieved, the Company intends to make additional payments from existing cash and investment balances or possibly new debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of December 31,1999, the Company had repurchased approximately $7.2 million (or approximately
1.6 million shares) of its common stock. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

    The Company paid current income taxes of approximately $300,000 during 1999. At December 31, 1999, the Company estimated net operating loss carryforwards of approximately $10.2 million were available to reduce future taxable income after considering certain annual limitations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at December 31, 1999 consisted primarily of debt securities with maturities as long as two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1999 and 1998, there were no material net unrealized gains or losses on these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-19 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 20, 2000 under the caption "Election of Directors" and "Executive Officers", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 20, 2000 under the caption "Executive Officers and Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 20, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 20, 2000 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) DOCUMENTS INCLUDED IN THIS REPORT:

                                                              PAGE
                                                              ----
1. FINANCIAL STATEMENTS
Index to Financial Statements...............................   F-1
Report of Independent Public Accountants....................   F-2
Balance Sheets as of December 31, 1998 and 1999.............   F-3
Statements of Operations for the years ended December 31,      F-4
  1997, 1998 and 1999.......................................
Statements of Stockholders' Equity for the years ended         F-5
  December 31, 1997, 1998 and 1999..........................
Statements of Cash Flows for the years ended December 31,      F-6
  1997, 1998 and 1999.......................................
Notes to Financial Statements...............................   F-7

2. FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants....................   S-1
Schedule II--Valuation and Qualifying Accounts..............   S-2

    (B) REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
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

   10.5                 Amendment No. 3 dated February 1, 1999, amending the Lease
                        Agreement between Presbyterian Health Foundation, as
                        Landlord and UroCor, Inc., as Tenant dated April 15, 1994
                        (incorporated by reference to the Registrant's Form 10-K for the period ended December 31, 1998, filed with the
                        Commission on March 31, 1999).

   10.6*                Amendment No. 4 dated September 28, 1999, amending the Lease
                        Agreement between Presbyterian Health Foundation, as
                        Landlord and UroCor, Inc., as Tenant dated April 15, 1994.

   10.7+                Employment Agreement dated September 4, 1990, between Robert
                        Veltri and UroCor, Inc. (incorporated by reference to the
                        Registrant's Registration Statement on Form S-1 (Reg.
                        No. 333-3182), filed with the Commission on April 3, 1996).

   10.8+                Employment Agreement dated July 23, 1998, between Michael W.
                        George and UroCor, Inc. (incorporated by reference to the
                        Registrant's Form 10-Q for the quarterly period ended
                        September 30, 1998, filed with the Commission on November
                        12, 1998).

   10.9+                Employment Agreement dated January 29, 1998 between Karl
                        Nigg and UroCor, Inc. (incorporated by reference to the Registrant's Form 10-K for the period ended December 31,
                        1998, filed with the Commission on March 31, 1999).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
   10.10+               Employment Agreement dated March 15, 1999 between Bruce C.
                        Hayden and UroCor, Inc. (incorporated by reference to the
                        Registrant's Form 10-Q for the quarterly period ended March
                        31, 1999, filed with the Commission on May 17, 1999).

   10.11+*              Employment Agreement dated December 17, 1999 between John L.
                        Armstrong, Jr. and UroCor, Inc.

   10.12+*              Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto.

   10.13+*              1999 Management Incentive Compensation Plan.

   10.14*               Consulting Agreement dated effective October 26, 1999, and
                        Addendum to Agreement dated March 1, 2000 between William A.
                        Hagstrom and UroCor, Inc.

   10.15                Registration Rights Agreement dated June 2, 1995, among
                        UroCor, Inc. and the stockholders named therein
                        (incorporated by reference to the Registrant's Registration
                        Statement on Form S-1 (Reg. No. 333-3182), filed with the
                        Commission on April 3, 1996).

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

   10.18+ UroCor, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999).

   10.19+*              Form of Change In Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on
                        Schedule 10.1 thereto.

   23.1*                Consent of Arthur Andersen LLP.

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-2

Balance Sheets as of December 31, 1998 and 1999.............    F-3

Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................    F-4

Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1998 and 1999..........................    F-5

Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................    F-6

Notes to Financial Statements...............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of UroCor, Inc.:

    We have audited the accompanying balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroCor, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 10, 2000

                                  UROCOR, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,034,123   $  5,259,218
  Short-term marketable investments.........................     6,057,160      3,107,392
  Accounts receivable, net of allowance for doubtful
    accounts of $6,029,066 in 1998 and $5,510,998 in 1999...    15,964,744     11,032,693
  Prepaid expenses..........................................       946,403        824,164
  Laboratory supplies, at average cost......................       458,569        616,087
  Inventory.................................................       236,328        210,013
  Deferred tax asset, net...................................     3,159,855      3,817,722
  Other current assets......................................     1,065,909        782,962
                                                              ------------   ------------
    Total current assets....................................    38,923,091     25,650,251
                                                              ------------   ------------
LONG-TERM MARKETABLE INVESTMENTS............................     2,112,333      2,687,292
PROPERTY AND EQUIPMENT, net.................................     9,969,245      8,868,120
NON-CURRENT DEFERRED TAX ASSET, net.........................       174,671      1,842,018
INTANGIBLE AND OTHER ASSETS, net............................     2,140,599      3,114,094
                                                              ------------   ------------
    Total assets............................................  $ 53,319,939   $ 42,161,775
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,490,381   $  3,457,851
  Accrued compensation......................................       404,444        401,657
  Current installments of obligations under capital
    leases..................................................       209,092          8,454
  Other accrued liabilities.................................       372,427        162,768
                                                              ------------   ------------
    Total current liabilities...............................     4,476,344      4,030,730
DEFERRED COMPENSATION.......................................            --        256,810
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments..............................................         8,607             --
                                                              ------------   ------------
    Total liabilities.......................................     4,484,951      4,287,540
                                                              ------------   ------------
COMMITMENTS (Notes 5 and 6)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized
    6,000,000 shares at December 31, 1998 and 1999; issued
    in series; no shares outstanding at December 31, 1998
    and 1999................................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1998 and 1999; 10,492,726 shares issued
    and outstanding at December 31, 1998 and 10,769,102
    shares issued at December 31, 1999......................       104,927        107,691
  Additional paid-in capital................................    58,945,418     59,265,256
  Common stock held in treasury at cost, 1,576,266 shares...            --     (7,174,508)
  Accumulated deficit.......................................   (10,215,357)   (14,324,204)
                                                              ------------   ------------
    Total stockholders' equity..............................    48,834,988     37,874,235
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 53,319,939   $ 42,161,775
                                                              ============   ============

      The accompanying notes are an integral part of these balance sheets.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
REVENUE...............................................  $32,951,514   $47,606,143   $45,508,473

OPERATING EXPENSES:
  Direct cost of services and products................   12,574,164    17,330,508    16,816,591
  Selling, general and administrative expenses........   16,821,240    24,932,017    26,946,150
  Research and development............................    2,225,162     1,952,558     1,609,639
  Special charges.....................................           --     8,205,606     7,409,777
                                                        -----------   -----------   -----------
    Total operating expenses..........................   31,620,566    52,420,689    52,782,157
                                                        -----------   -----------   -----------
OPERATING INCOME (LOSS)...............................    1,330,948    (4,814,546)   (7,273,684)

OTHER INCOME (EXPENSE):
  Interest, net.......................................    1,484,061     1,176,238       852,149
  Other...............................................           --      (355,820)        1,462
                                                        -----------   -----------   -----------
    Total other income (expense)......................    1,484,061       820,418       853,611
                                                        -----------   -----------   -----------

Income (loss) before income taxes.....................    2,815,009    (3,994,128)   (6,420,073)
Income tax benefit....................................    1,437,172     1,517,769     2,311,226
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $ 4,252,181   $(2,476,359)  $(4,108,847)
                                                        ===========   ===========   ===========

NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share..................  $       .42   $      (.24)  $      (.41)
                                                        ===========   ===========   ===========
  Weighted Average Common and Common Equivalent Shares
    Outstanding.......................................   10,203,081    10,402,281     9,902,643
                                                        ===========   ===========   ===========
Diluted:
  Net Income (Loss) Per Common Share--Assuming
    Dilution                                            $       .38   $      (.24)  $      (.41)
                                                        ===========   ===========   ===========
  Weighted Average Common and Common Equivalent Shares
    Outstanding--Assuming Dilution                       11,052,540    10,402,281     9,902,643
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK            COMMON       ADDITIONAL                       TOTAL
                            ----------------------   STOCKS HELD IN     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                              SHARES     PAR VALUE      TREASURY        CAPITAL       DEFICIT         EQUITY
                            ----------   ---------   --------------   -----------   ------------   -------------
BALANCE AT DECEMBER 31,
  1996....................  10,101,307   $101,013     $        --     $57,576,724   $(11,991,179)   $45,686,558
Stock Issuance--
  Exercise of warrants....     131,361      1,314              --         516,537             --        517,851
  Exercise of stock
    options...............     112,948      1,129              --         122,437             --        123,566
Stock Option--
Compensation Expense......          --         --              --         174,948             --        174,948
Net income................          --         --              --              --      4,252,181      4,252,181
                            ----------   --------     -----------     -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  1997....................  10,345,616   $103,456              --     $58,390,646   $ (7,738,998)   $50,755,104
Stock Issuance--
  Exercise of warrants....      50,945        509              --         190,831             --        191,340
  Employee Stock Purchase
    Plan..................      33,658        337              --         192,955             --        193,292
  Exercise of stock
    options...............      62,507        625              --          66,737             --         67,362
Stock Option--
Compensation Expense......          --         --              --         104,249             --        104,249
Net loss..................          --         --              --              --     (2,476,359)    (2,476,359)
                            ----------   --------     -----------     -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  1998....................  10,492,726   $104,927              --     $58,945,418   $(10,215,357)   $48,834,988
Stock Issuance--
  Employee Stock Purchase
    Plan..................      30,147        302              --         116,243             --        116,545
  Exercise of stock
    options...............     246,229      2,462              --         180,455             --        182,917
Stock Option--
Compensation Expense......          --         --              --          23,140             --         23,140
Repurchases of Common
  Stock...................          --         --      (7,174,508)             --             --     (7,174,508)
Net loss..................          --         --              --              --     (4,108,847)    (4,108,847)
                            ----------   --------     -----------     -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  1999....................  10,769,102   $107,691     $(7,174,508)    $59,265,256   $(14,324,204)   $37,874,235
                            ==========   ========     ===========     ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1997         1998          1999
                                                          ----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................  $4,252,181   $(2,476,359)  $(4,108,847)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization.........................   1,597,002     2,604,075     2,870,214
  Deferred income tax benefit...........................  (1,749,465)   (1,505,061)   (2,325,214)
  Stock option compensation expense.....................     174,948       104,249        23,140
  Deferred Compensation.................................          --            --       256,810
  Loss on disposition of equipment......................          --            --         4,539
  Loss on asset write downs.............................          --     2,020,204     3,226,846
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable..........  (5,352,701)   (2,333,600)    4,932,051
    (Increase) decrease in prepaid expense..............    (321,997)       42,256       122,239
    (Increase) decrease in laboratory supplies..........     185,769        39,070      (157,518)
    (Increase) decrease in inventory....................    (106,689)     (125,232)       26,315
    (Increase) decrease in other current assets.........    (219,214)     (490,034)      282,947
    Increase (decrease) in accounts payable.............     303,199     1,226,736       (32,530)
    Decrease in accrued compensation....................    (560,159)     (261,373)       (2,787)
    Increases (decrease) in other accrued liabilities...      (5,931)      264,006      (209,659)
                                                          ----------   -----------   -----------
      Net cash provided by (used in) operating
        activities......................................  (1,803,057)     (891,063)    4,908,546
                                                          ----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable
    investments, net....................................  (2,999,483)   10,639,907     2,949,768
  Maturities (purchases) of long-term marketable
    investments, net....................................   1,968,781       (99,677)     (574,959)
  Capital expenditures..................................  (5,814,064)   (5,258,767)   (4,984,080)
  Intangible and other assets...........................    (270,186)     (262,869)     (989,889)
                                                          ----------   -----------   -----------
      Net cash provided by (used in) investing
        activities......................................  (7,114,952)    5,018,594    (3,599,160)
                                                          ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock purchase plan............          --       193,292       116,545
  Proceeds from exercise of stock options...............     123,566        67,362       182,917
  Proceeds from exercise of warrants....................     517,851       191,340            --
  Repurchases of Common Stock...........................          --            --    (7,174,508)
  Principal payments under capital lease obligations and
    other indebtedness..................................    (623,445)     (441,435)     (209,245)
                                                          ----------   -----------   -----------
      Net cash provided by (used in) financing
        activities......................................      17,972        10,559    (7,084,291)
                                                          ----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....  (8,900,037)    4,138,090    (5,774,905)
CASH AND CASH EQUIVALENTS, beginning of year............  15,796,070     6,896,033    11,034,123
                                                          ----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period................  $6,896,033   $11,034,123   $ 5,259,218
                                                          ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................  $  106,147   $    47,458   $    10,477
  Cash paid for income taxes............................     350,000       550,000       300,000

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999
1.  THE COMPANY:

    UroCor, Inc. ("the Company"), a Delaware corporation, provides a broad array of diagnostic services and markets therapeutic products and information services to urologists and managed care organizations across the U.S. The Company assists its customers to better manage their patients' outcomes with urologic cancers and other complex urologic diseases.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) USE OF ESTIMATES. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (b) CASH EQUIVALENTS AND MARKETABLE INVESTMENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 31, 1998 and 1999. Marketable securities at December 31, 1999 consist primarily of debt securities with maturities as great as two years. The aggregate cost of marketable securities at December 31, 1999 was approximately $5.8 million. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1998 and 1999, there was not a material net unrealized gain or loss on these investments.

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

    (e) SOFTWARE DEVELOPMENT COSTS. Certain internal costs for software development relating to the Company's information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two to five years, using the straight-line method. Capitalized software development costs are reviewed internally annually for feasibility and impairment. Internal software development costs which were capitalized to property and equipment during the years ended December 31, 1997, 1998 and 1999 were $1,122,000, $1,272,000, and
$351,000, respectively.

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

                                  UROCOR, INC.

                               DECEMBER 31, 1999

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    (g) RESEARCH AND DEVELOPMENT. The Company conducts research and development activities internally and also engages scientists and clinicians at major academic and research institutions to conduct certain product development and clinical evaluations work for specific diagnostic products and technologies. Contracts covering external research specify periodic payment terms and the nature of the work required and, in some cases, may extend for a year or more. Internal research and development costs are expensed as incurred, and external research and development contract costs are recognized as such amounts are payable over the contract period.

    (h) INCOME TAXES. Deferred income taxes are recorded, where appropriate, to reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities.

    (i) REVENUE. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1997, 1998 and 1999, approximately 47%, 46%, and 46%, respectively, of the Company's revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. The Company receives reimbursement for substantially all of its current services at various rates or on a case-by-case basis.

    Revenue from LithoSavant software licenses is recognized as license fees are earned and from maintenance and services over the contractual period or as the services are performed.

    (j) NET INCOME PER COMMON SHARE. The Company discloses earnings per share figures basic and diluted. Diluted earnings per share reflects the effect of dilutive securities calculated using the treasury stock method and the average market price of common stock for each period, unless the result is antidilutive, in which case such securities are not considered.

    (k) ACCRUED COMPENSATION. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter's end), bonus accruals for non-sales personnel (usually paid annually following the end of the year) and recurring monthly accruals.

3.  PROPERTY AND EQUIPMENT:

    Property and equipment, stated at cost, are summarized as follows:

                                                                 1998          1999
                                                              -----------   -----------
Laboratory equipment........................................  $ 2,650,797   $ 3,229,423
Computer equipment and software.............................   10,099,014     7,073,889
Office furniture, equipment and improvements................    3,582,926     6,530,837
                                                              -----------   -----------
                                                               16,332,737    16,834,149

Less--Accumulated depreciation and amortization.............   (6,363,492)   (7,966,029)
                                                              -----------   -----------
                                                              $ 9,969,245   $ 8,868,120
                                                              ===========   ===========
The depreciable lives for property and equipment are as
  follow:
                                                                               YEARS
                                                                            -----------
Laboratory equipment.....................................................        3 to 5
Computer equipment and software..........................................        2 to 5
Office furniture, equipment and improvements.............................       3 to 10

                                  UROCOR, INC.

                               DECEMBER 31, 1999

4.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                          1998         1999
                                                       ----------   ----------
Licenses, options, patents and trademarks............  $  502,583   $  621,570
Less--Accumulated amortization.......................      (6,940)     (23,324)
                                                       ----------   ----------
                                                          495,643      598,246
Marketing agreement (Note 6).........................     250,000      690,000
Advance payment for purchase of inventory............          --      250,000
Distribution agreement (Note 6)......................   1,250,000    1,250,000
Investment in corporate owned life insurance.........          --      203,355
Deposits and other...................................     144,956      122,493
                                                       ----------   ----------
                                                       $2,140,599   $3,114,094
                                                       ==========   ==========

5.  LEASES:

    The Company has used capital lease financing arrangements to acquire certain equipment. The agreements provide for the Company to arrange for the equipment purchase, pay the vendor and receive reimbursement from the lessor. The lease payments paid by the Company are for three to four years and provide for repayment of the equipment cost plus an interest charge. The Company accounts for these arrangements as capital leases with the capital asset amortized over the lease term. At December 31, 1998 and 1999, the gross amount of property and equipment and related amortization recorded under capital leases was as follows:

                                                        1998          1999
                                                     -----------   -----------
Laboratory equipment...............................  $ 1,617,440   $ 1,609,490
Computer equipment.................................      895,596       874,565
Office furniture and equipment.....................      642,141       574,523
                                                     -----------   -----------
                                                       3,155,177     3,058,578
Less--Accumulated depreciation and amortization....   (2,956,840)   (3,024,297)
                                                     -----------   -----------
                                                     $   198,337   $    34,281
                                                     ===========   ===========

    The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next fourteen years, with certain options for early termination. Rental expense for operating leases during 1997, 1998 and 1999 approximated $887,000, $1,340,000 and $1,924,000, respectively.

                                  UROCOR, INC.

                               DECEMBER 31, 1999

5.  LEASES: (CONTINUED)
    Future minimum lease commitments as of December 31, 1999 are:

                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
2000............................................     $ 8,570         $ 1,601,400
2001............................................          --           1,567,497
2002............................................          --           1,471,950
2003............................................          --           1,453,201
2004............................................          --           1,483,954
Thereafter (laboratory and office space to
  2013).........................................          --          13,579,638
                                                     -------         -----------
Total minimum lease payments....................       8,570         $21,157,640
                                                                     ===========
Less--Amount representing interest..............        (116)
                                                     -------
Total obligations under capital leases..........       8,454

Less--Current installments of obligations under
  capital leases................................      (8,454)
                                                     -------
Obligation under capital leases, net of current
  installments..................................     $    --
                                                     =======

    In April 1999, the Company relocated to a new facility. Future monthly rentals are included in the operating lease commitments above. The lease expires by its terms in 2013, subject to early termination provisions.

6.  COMMITMENTS AND CONTINGENCIES:

    (a) DISTRIBUTION AGREEMENT. On December 30, 1994, the Company entered into a product distribution agreement which grants the Company exclusive marketing rights in the United States covering a therapeutic product for bladder cancer currently undergoing regulatory review by the U.S. Food and Drug Administration ("FDA"). In connection with this agreement, the Company made payments to the product's manufacturer of $750,000 and $500,000 in 1994 and 1995, respectively. These payments, totaling $1.25 million, are included in intangible and other assets in the accompanying balance sheets at December 31, 1998 and 1999. With FDA approval of this product the Company is obligated to pay the manufacturer an additional $1.75 million in three payments during 2000. The first payment of $750,000 is due in April 2000, the second payment of $500,000 is due in July 2000 and the final payment of $500,000 is due in October 2000.

    The aggregate payments of $3.0 million to be paid under the agreement, will be amortized over the shorter of the expected economic life of the product or the distribution agreement. The Company will be required to conduct specified sales, marketing and certain other activities with respect to the product and meet certain minimum unit sales levels. The initial term of the distribution agreement is for five years, and the Company has an option to renew for an additional five years, at no cost, if the minimum sales levels are attained.

    (b) THERAPEUTICS. In 1998, the Company entered into a marketing agreement which grants the Company certain marketing rights covering a therapeutic product for a period of at least 5 years. The

                                  UROCOR, INC.

                               DECEMBER 31, 1999

6.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Company will be required to make additional payments totaling $500,000 upon the achievement of certain milestones.

    (c) EMPLOYMENT AGREEMENTS. Certain key employees of the Company have entered into arrangements regarding their terms of employment. While none of such arrangements provide for fixed periods of employment, they do provide for continued payment of salaries for up to twelve months following termination without cause, aggregating approximately $809,000.

    (d) In July 1998 and March 1999, the Company received Civil Investigative Demands ("CID") from the Department of Justice ("DOJ"). Although the Company cannot confirm what prompted the DOJ investigation, such an investigation may or may not have been prompted by the filing of a QUI TAM or "whistleblower" action under the Civil False Claims Act. If the action was a result of a QUI TAM filing, and even if the DOJ chose not to pursue any matters arising from a DOJ investigation, the QUI TAM plaintiff would be free to pursue the allegations in such a complaint against the Company. If the DOJ or other plantiff were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

7.  RELATED PARTY TRANSACTIONS:

    The Company paid fees for consulting services to a member of the Board of Directors. These fees are included in expenses and total approximately $24,000 in 1997. No such fees were paid in 1998 and 1999. In addition, the Company recognized rent expense totaling approximately $535,000, $609,000, and $1,082,000 for 1997, 1998 and 1999, respectively, related to its facilities which are leased from a shareholder. In management's opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

8.  STOCKHOLDERS' EQUITY:

    (a) WARRANTS. At December 31, 1999, there were warrants outstanding for the purchase of an aggregate of 124,436 shares of the Company's common stock exercisable at prices ranging from $1.25 to $5.00 per share and expiring from June 2000 to May 2001. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants outstanding is presented below:

                                                 1997                    1998                    1999
                                         ---------------------   ---------------------   ---------------------
                                                     EXERCISE                EXERCISE                EXERCISE
                                                      PRICE                   PRICE                   PRICE
                                         WARRANTS   PER SHARE    WARRANTS   PER SHARE    WARRANTS   PER SHARE
                                         --------   ----------   --------   ----------   --------   ----------
Outstanding, beginning of year.........  423,251    $1.25-5.00   291,438    $1.25-5.00   224,436    $1.25-5.00
Granted................................       --                      --                      --
Expired................................       --                  13,358      $4.30      100,000      $4.30
Exercised..............................  131,813    $1.25-4.30    53,644    $1.25-5.00        --            --
                                         -------                 -------                 -------
Outstanding, end of year...............  291,438    $1.25-5.00   224,436    $1.25-5.00   124,436    $1.25-5.00
                                         =======                 =======                 =======

                                  UROCOR, INC.

                               DECEMBER 31, 1999

8.  STOCKHOLDERS' EQUITY: (CONTINUED)
    (b) STOCKHOLDER RIGHTS PLAN. In August 1998, the Board of Directors adopted a Stockholder Rights Plan that provides the holders of each share of Common Stock with a Right. This Plan is intended to protect the Company and its stockholders from coercive or unfair takeover tactics. Each Right will entitle holders of the Company's common stock to buy one one-thousandth of an interest in a share of Series I Preferred Stock of the Company at an exercise price of $35.00, exercisable only if a person or group acquires beneficial ownership of 15% or more of UroCor's common stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If any person becomes the beneficial owner of 15% or more of UroCor's common stock, each Right not owned by such person or related parties will enable its holder to purchase, at the Right's then-current exercise price, shares of common stock of the Company having a value of twice the Right's exercise price. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or sells 50% or more of its assets to another person, each Right that has not previously been exercised will entitle its holder to purchase, at the Right's then-current exercise price, common shares of such other person having a value of twice the Right's exercise price. The Rights have no voting power and will expire on August 27, 2008. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the tenth business day following public announcement that a 15% position has been acquired.

    (c) TREASURY STOCK. In April 1999, the Board of Directors authorized the repurchase of up to $10 million of the Company's outstanding common shares. Under these authorizations the Company has repurchased 1,576,266 shares at a cost of $7,174,508.

9.  STOCK COMPENSATION PLANS:

    (a) STOCK OPTION PLANS. The Company has adopted two stock option plans which provide for the issuance of options to employees, directors and independent contractors of the Company. These options vest over one to five years, expire ten years after issuance and have an exercise price equal to or greater than the stock's fair market value on the date of grant. During 1997, the shareholders of the Company approved the addition of 300,000 shares to the 1992 Option Plan and the creation of the 1997 Non-Employee Director Stock Option Plan for which 100,000 shares were allocated. During 1998, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan. During 1999, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan and 100,000 for the 1997 Non-Employee Director Stock Option Plan.

                                  UROCOR, INC.

                               DECEMBER 31, 1999

9.  STOCK COMPENSATION PLANS: (CONTINUED)
    A summary of the status of the plans is presented below:

                                            1997                         1998                         1999
                                 --------------------------   --------------------------   --------------------------
                                              WTD-AVERAGE                  WTD-AVERAGE                  WTD-AVERAGE
                                  SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.........................  1,053,544       $ 2.43       1,305,487       $4.36        1,580,328       $4.71
Granted, price equals fair
  value........................    342,750         8.02         465,000        5.80          722,250        4.26
Granted, price greater than
  fair value...................    115,000        10.00              --          --               --          --
Exercised......................   (112,748)        1.10         (62,507)       1.08         (246,229)        .75
Cancellations..................    (92,859)        6.98        (127,652)       6.78         (290,150)       6.76
                                 ---------                    ---------                    ---------
Outstanding, end of year.......  1,305,487       $ 4.36       1,580,328       $4.71        1,766,199       $4.74
                                 =========                    =========                    =========
Exercisable, end of year.......    618,529       $ 1.45         845,884       $2.91          776,911       $4.36
                                 =========                    =========                    =========

    In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company's anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company is recognizing imputed compensation expense as a non-cash charge to operations, aggregating approximately $410,000 over the actual vesting period of these options of three to five years. During 1997, 1998 and 1999 the Company recognized approximately $127,500, $123,000 and $9,152, respectively, of compensation expense related to these options.

    This table summarizes information about stock options outstanding at December 31, 1999:

                        NUMBER                                                 NUMBER
   RANGE OF         OUTSTANDING AT      WTD-AVERAGE      WTD-AVERAGE       EXERCISABLE AT      WTD-AVERAGE
EXERCISE PRICES   DECEMBER 31, 1999    REMAINING LIFE   EXERCISE PRICE   DECEMBER 31, 1999    EXERCISE PRICE
---------------   ------------------   --------------   --------------   ------------------   --------------
 .3$5- 1.75....           422,015            5.1             $1.31              415,415            $1.30
3.$38- 4.50...           458,500            7.7              3.83                8,825             4.14
4.$63- 6.25...           454,300            5.9              5.21               72,984             5.38
6.$50-12.63...           431,384            5.9              8.57              279,687             8.64
                       ---------            ---             -----              -------            -----
 .3$5-12.63....         1,766,199            6.2             $4.74              776,911            $4.36
                       =========                                               =======

    (b) EMPLOYEE STOCK PURCHASE PLAN (ESPP). In 1998, the Company's shareholders approved the ESPP, under which 300,000 shares of the Company's Common Stock could be sold to employees. Under its terms employees may elect to withhold up to 10% of earnings each offering period to purchase the Company's Common Stock. The purchase price is 85% of the lower of the beginning or the ending market price for each offering period. Under the ESPP, the Company sold 33,658 and 30,147 shares to employees in 1998 and 1999, respectively.

    (c) ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the December 1995

                                  UROCOR, INC.

                               DECEMBER 31, 1999

9.  STOCK COMPENSATION PLANS: (CONTINUED)
stock option grant described above. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

                                                      1997         1998          1999
                                                   ----------   -----------   -----------
Net Income (Loss)................  As Reported     $4,252,181   $(2,476,359)  $(4,108,847)
                                   Proforma         3,815,054    (3,178,395)   (4,824,997)

Diluted Net Income (Loss) per      As Reported
  Share..........................                  $      .38   $      (.24)  $      (.41)
                                   Proforma               .35          (.31)         (.52)

Weighted-average fair value of
  options granted................                  $     4.90   $      3.77   $      2.66

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0% for all years; expected volatility of 60% for 1997, 74% for 1998 and 69% for 1999; risk-free interest rates of 6.2%, 5.5% and 5.8%, respectively; and expected life of 6 years, 5.5 years and 5.3 years for 1997, 1998 and 1999, respectively.

    The fair value of employees' purchase rights under the ESPP, was also estimated using the Black-Scholes model with the following assumptions for 1998 and 1999: dividend yield of 0% for both years; expected volatility for purchase rights of 63% for 1998 and 78% for 1999; risk-free interest rates of 5.1% for 1998 and 6.1% for 1999; and expected life of 1 year for both years. The weighted average fair value of purchase rights was $2.81 for those granted in 1998 was $2.03 for those granted in 1999.

10.  EMPLOYEE BENEFIT PLAN:

    a. The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The plan is funded through voluntary employee salary deferrals, and beginning October 1, 1997 the Company began matching 25% of employee contributions up to a maximum of 12% of compensation. Beginning January 1, 1999, the Company began matching 50% of employee contributions up to a maximum of 6% of compensation. The Company's 1997, 1998 and 1999 contributions to this plan were approximately $32,000, $138,000 and $226,000, respectively.

    b. In 1999, the Company established a Deferred Compensation Plan for directors and key employees. The plan is funded through voluntary deferrals of director fees or employee salary. The Company does not currently match contributions. Deferrals are deposited in corporate owned life insurance contracts. Within each life insurance contract the directors and employees have the option of selecting a variety of

                                  UROCOR, INC.

                               DECEMBER 31, 1999

10.  EMPLOYEE BENEFIT PLAN: (CONTINUED)
investments. The return on these underlying investments will determine the amount of earnings credited to each director or employee's account. Otherwise, the directors and employees are general creditors of the Company with respect to benefits from the Plan. The expense associated with the Deferred Compensation Plan was approximately $53,000 for 1999.

11.  SPECIAL CHARGES:

    a. During the third quarter of 1998, the Company recognized special charges consisting of the following:

Increased provision for doubtful accounts...................  $4,700,000
Exit costs related to Urology Support Services ("USS")......   2,220,529
Non-strategic program asset write-offs & other restructuring
  costs.....................................................   1,106,762
Severance costs for workforce reduction.....................     178,315
                                                              ----------
Special charges.............................................  $8,205,606
                                                              ==========

    The Company determined that collection costs on certain aged segments of its accounts receivable outweighed the expected proceeds. Accordingly, a provision of $4,700,000 was made for the older receivable balances.

    At the end of the third quarter, the Company made the decision to exit the USS business when it determined that a successful spin-off of the unit as an independent entity could not be completed in a timely manner and notified all employees affected. The exit costs related to this decision of $2,220,529 include estimated expenses for orderly termination and transition of USS' service contracts, related asset write-downs and employee severance costs for USS employees. The costs associated with terminating and transitioning the USS' service contracts were accrued at $328,747 and the majority of these expenses were paid in the fourth quarter of 1998. The write-offs for software, start-up costs and other assets associated with the USS business totaled $1,763,178. Finally, severance and outplacement costs of $128,604 were recognized for all 14 people employed by the USS business who were terminated after transitioning the existing service contracts at the end of October 1998. The majority of these benefits were paid out in the fourth quarter of 1998.

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

                                  UROCOR, INC.

                               DECEMBER 31, 1999

11.  SPECIAL CHARGES: (CONTINUED)
    b. During the second quarter of 1999, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.................  $3,941,833
Information systems restructuring costs.....................   2,893,700
Settlement of certain USS claims............................     348,146
Severance costs for workforce reduction.....................     226,098
                                                              ----------
Total special charges.......................................  $7,409,777
                                                              ==========

    Subsequent to increasing the provision for accounts receivable in the third quarter of 1998, the Company continued reorganizing and streamlining its accounts receivable and billing functions, which has resulted in improved collections on recent billings. During the second quarter of 1999, however, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility is doubtful, or the processing cost could exceed the expected benefit. Accordingly, a provision of $3,941,833 was made for those receivable balances in the second quarter of 1999.

    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company has restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects totaled $226,098 and $57,781 remains accrued as of December 31, 1999 for two people who were involved in terminated projects.

    During the second quarter of 1999, the Company settled claims by two of the former clients of the USS business, which together with legal fees incurred by the Company resulted in costs of $348,146 in excess of amounts that had been previously accrued.

    The Company believes that it has made progress in implementing certain systems and processing changes intended to improve systems processing and related collections results. The Company is continuing additional systems and process changes and is undertaking additional initiatives intended to improve its claims efficiencies and collection results. As part of the Company's ongoing assessment of its accounts receivable combined with its efforts to improve billing systems processes and collections results, additional write-offs may be necessary that could require additional provisions for doubtful accounts.

                                  UROCOR, INC.

                               DECEMBER 31, 1999

12.  INCOME TAXES:

    The Company has provided for income taxes (benefit) as follows:

                                            1997          1998          1999
                                         -----------   -----------   -----------
Current:
  Federal..............................  $   312,293   $        --   $        --
  State................................           --            --            --
                                         -----------   -----------   -----------
  Total................................  $   312,293   $        --   $        --

Deferred:
  Federal..............................  $(1,749,465)  $(1,517,769)  $(2,311,226)
  State................................           --            --            --
                                         -----------   -----------   -----------
  Total................................   (1,749,465)   (1,517,769)   (2,311,226)
                                         -----------   -----------   -----------
Total income tax benefit...............  $(1,437,172)  $(1,517,769)  $(2,311,226)
                                         ===========   ===========   ===========

    The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences being summarized below:

                                                          1997          1998          1999
                                                        --------      --------      --------
Tax expense (benefit) at statutory rates..............     34 %         (34)%         (34)%
State income taxes, less federal income tax effect....      1 %          (4)%          (4)%
Other.................................................      3 %           0 %           2 %
Adjustment due to change in valuation allowance.......    (89)%           0 %           0 %
                                                          ---           ---           ---
Benefit for income taxes..............................    (51)%         (38)%         (36)%
                                                          ===           ===           ===

    The Company's income tax provision for 1997 differed from the federal statutory rate due to the utilization of the Company's tax net operating loss carryforward. The annual utilization of this carryforward will be limited by Internal Revenue Code Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward at December 31, 1999 will be limited to approximately $10.2 million, of which approximately $6.0 million, $3.5 million and $700,000 will be available in 2000, 2001 and subsequent years, respectively. The net operating loss carryforward will begin to expire in 2013.

                                  UROCOR, INC.

                               DECEMBER 31, 1999

12.  INCOME TAXES: (CONTINUED)
    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1997 and 1998 were:

                                                          1998         1999
                                                       ----------   ----------
Net operating loss carryforward......................  $1,451,382   $3,784,636
Depreciation and amortization........................     (90,633)     (79,737)
Deferred compensation................................          --       92,452
Allowance for doubtful accounts......................   2,291,045    2,104,541
Other................................................       7,358       82,474
                                                       ----------   ----------
Net deferred tax asset...............................  $3,659,152   $5,984,366

Valuation allowance..................................    (324,626)    (324,626)
                                                       ----------   ----------
  Total net deferred tax asset.......................  $3,334,526   $5,659,740
                                                       ==========   ==========

13.  NET INCOME (LOSS) PER SHARE:

    A summary of the components of net income (loss) per share and the impact of dilutive securities is presented below:

                                             FOR THE YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------
                                        1997                                  1998
                        ------------------------------------   -----------------------------------
                                      WEIGHTED                                WEIGHTED      PER
                           NET        AVERAGE     PER SHARES       NET        AVERAGE      SHARE
                          INCOME       SHARES       AMOUNT        LOSS         SHARES      AMOUNT
                        ----------   ----------   ----------   -----------   ----------   --------
Net Income (Loss) Per
  Share--Basic........  $4,252,181   10,203,081     $0.38      $(2,476,359)  10,402,281    $(0.24)
Effect of Dilutive
  Securities:
  Stock Options.......          --      692,779        --               --           --        --
  Warrants............          --      156,680        --               --           --        --
                        ----------   ----------     -----      -----------   ----------    ------
Net Income (Loss) Per
  Share--Assuming
  Dilution............  $4,252,181   11,052,540     $0.38      $(2,476,359)  10,402,281    $(0.24)

                          FOR THE YEAR ENDED DECEMBER 31,
                        -----------------------------------
                                       1999
                        -----------------------------------
                                      WEIGHTED
                            NET        AVERAGE    PER SHARE
                           LOSS        SHARES      AMOUNT
                        -----------   ---------   ---------
Net Income (Loss) Per
  Share--Basic........  $(4,108,847)  9,902,643    $(0.41)
Effect of Dilutive
  Securities:
  Stock Options.......           --          --        --
  Warrants............           --          --
                        -----------   ---------    ------
Net Income (Loss) Per
  Share--Assuming
  Dilution............  $(4,108,847)  9,902,643    $(0.41)

    Stock options and warrants to purchase shares of common stock at exercise prices greater than the average market price of the common stock were outstanding during each of the periods presented. Such options and warrants were not included in the computation of Net Income Per Share--Assuming Dilution because the impact would be antidilutive. Potential shares to be purchased under such antidilutive stock options totaled 367,000, 592,484 and 966,546 for 1997, 1998 and 1999, respectively. There were no such antidilutive warrants for 1997, 1998 or 1999.

    Additionally, for 1998 and 1999, the otherwise dilutive impact of all other outstanding stock options and warrants is excluded from the computation of Net Income Per Share--Assuming Dilution because such impact is antidilutive in the year of a net loss (i.e., consideration of such shares would result in a lower Net Loss Per Share--Assuming Dilution in comparison to the Net Loss Per Share--Basic). For 1998, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional

                                  UROCOR, INC.

                               DECEMBER 31, 1999

13.  NET INCOME (LOSS) PER SHARE: (CONTINUED)
600,748 and 55,408 weighted average shares, respectively, resulting in a total of 11,058,437 weighted average common and common equivalent shares outstanding, assuming dilution. For 1999, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 451,561 and 15,760 weighted average shares, respectively, resulting in a total of 10,369,964 weighted average common and common equivalent shares outstanding, assuming dilution.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UROCOR, INC.
                                                       (Registrant)

                                                       By:            /s/ MICHAEL W. GEORGE
                                                            -----------------------------------------
                                                            Michael W. George, Chief Executive Officer
                                                                          and President

Dated: March 10, 2000.

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ MICHAEL W. GEORGE                  Chief Executive Officer and
     -------------------------------------------         President (Principal         March 10, 2000
                 (Michael W. George)                     Executive Officer)

                                                       Chief Financial Officer,
                 /s/ BRUCE C. HAYDEN                     Secretary and Treasurer
     -------------------------------------------         (Principal Financial         March 10, 2000
                  (Bruce C. Hayden)                      Officer)

                 /s/ AARON BEAM, JR.
     -------------------------------------------       Director                       March 10, 2000
                  (Aaron Beam, Jr.)

               /s/ MICHAEL E. HERBERT
     -------------------------------------------       Director                       March 10, 2000
                (Michael E. Herbert)

                 /s/ THOMAS C. RAMEY
     -------------------------------------------       Director                       March 10, 2000
                  (Thomas C. Ramey)

             /s/ LOUIS M. SHERWOOD, M.D.
     -------------------------------------------       Director                       March 10, 2000
              (Louis M. Sherwood, M.D.)

                /s/ HERBERT J. CONRAD
     -------------------------------------------       Director                       March 10, 2000
                 (Herbert J. Conrad)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of UroCor, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of UroCor, Inc. included in this 1999 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated February 10, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1999, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 10, 2000

                                                                     SCHEDULE II

                                  UROCOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                      ---------------------
                                                                    CHARGE
                                                      CHARGE TO       TO
                                          BEGINNING    COST AND     OTHER                     ENDING
              DESCRIPTION                  BALANCE    EXPENSE(1)   ACCOUNTS   DEDUCTION(2)    BALANCE
              -----------                 ---------   ----------   --------   ------------   ---------
For the Year Ended December 31, 1997:
  Allowance for Doubtful Accounts.......  1,123,562   2,257,666        --        (761,743)   2,619,485

For the Year Ended December 31, 1998:
  Allowance for Doubtful Accounts.......  2,619,485   8,409,477        --      (4,999,896)   6,029,066

For the Year Ended December 31, 1999:
  Allowance for Doubtful Accounts.......  6,029,066   6,751,950        --      (7,270,018)   5,510,998

------------------------

(1) Includes $4,700,000 recorded as a special charge to valuation allowance in the third quarter of 1998 and $3,941,833 recorded as special charge to valuation allowance in the second quarter of 1999 (see Footnote 11 to the December 31, 1999 audited financial statements).

(2) Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.