Form 10-Q
period 2000-03-31
UROCOR INC
filed 2000-05-04
CIK 946945

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 1, 2000 was 9,875,054 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheets as of March 31, 2000 and December 31, 1999...       3

         Statements of Operations for the three months ended
           March 31, 2000 and 1999...................................       4

         Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999...................................       5

         Notes to Unaudited Interim Financial Statements--March 31,
           2000......................................................     6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    9-12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISKS.....................................................      12

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      13

ITEM 5.  OTHER INFORMATION...........................................   14-22
           Cautionary Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      22

Signatures...........................................................      23

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.

                                 BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  6,780,883   $  5,259,218
  Short-term marketable investments.........................     5,371,881      3,107,392
  Accounts receivable, net of allowance for doubtful
    accounts of $5,158,329 at March 31, 2000 and $5,173,414
    at December 31, 1999....................................    10,192,803     11,032,693
  Prepaid expenses..........................................       949,500        824,164
  Laboratory supplies, at average cost......................       478,492        616,087
  Inventory.................................................       213,625        210,013
  Deferred tax asset--current, net..........................     3,671,216      3,817,722
  Other current assets......................................     1,505,699        782,962
                                                              ------------   ------------
    Total current assets....................................    29,164,099     25,650,251
                                                              ------------   ------------
LONG-TERM MARKETABLE INVESTMENTS............................            --      2,687,292
PROPERTY AND EQUIPMENT, net.................................     8,973,119      8,868,120
NON-CURRENT DEFERRED TAX ASSET, net.........................     1,739,004      1,842,018
INTANGIBLES AND OTHER ASSETS, net...........................     4,589,860      3,114,094
                                                              ------------   ------------
    Total assets............................................  $ 44,466,082   $ 42,161,775
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,870,961   $  3,457,851
  Accrued compensation......................................       706,160        401,657
  Current installments of obligations under capital
    leases..................................................            --          8,454
  Accrued contract payments.................................     1,750,000             --
  Other accrued liabilities.................................       213,398        162,768
                                                              ------------   ------------
    Total current liabilities...............................     5,540,519      4,030,730
DEFERRED COMPENSATION.......................................       348,477        256,810
                                                              ------------   ------------
    Total liabilities.......................................     5,888,996      4,287,540
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000
    shares at March 31, 2000 and at December 31, 1999; no
    shares issued and outstanding at March 31, 2000 or at
    December 31, 1999.......................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 2000 and at December 31, 1999; 10,968,020
    shares issued at March 31, 2000 and 10,769,102 shares
    issued at December 31, 1999.............................       109,680        107,691
  Common stock held in treasury at cost, 1,576,266 shares at
    March 31, 2000 and December 31, 1999....................    (7,174,508)    (7,174,508)
  Additional paid-in capital................................    59,559,019     59,265,256
  Accumulated deficit.......................................   (13,917,105)   (14,324,204)
                                                              ------------   ------------
    Total stockholders' equity..............................    38,577,086     37,874,235
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 44,466,082   $ 42,161,775
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
REVENUE.....................................................  $12,040,557   $12,277,104

OPERATING EXPENSES:
  Direct cost of services and products......................    4,376,323     4,581,145
  Selling, general and administrative expenses..............    6,756,252     6,047,949
  Research and development..................................      398,715       378,152
                                                              -----------   -----------
    Total operating expenses................................   11,531,290    11,007,246
                                                              -----------   -----------
OPERATING INCOME............................................      509,267     1,269,858

OTHER INCOME (LOSS):
  Interest, net.............................................      171,529       256,529
  Other income (loss).......................................      (24,183)           --
                                                              -----------   -----------
    Total other income, net.................................      147,346       256,529
                                                              -----------   -----------
Income before income taxes..................................      656,613     1,526,387
Income tax provision........................................      249,520       580,979
                                                              -----------   -----------
NET INCOME..................................................  $   407,093   $   945,408
                                                              ===========   ===========
NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share...............................  $       .04   $       .09
                                                              ===========   ===========
  Weighted Average Common and Common Equivalent Shares
    Outstanding.............................................    9,367,268    10,497,237
                                                              ===========   ===========
Diluted:
  Net Income Per Common Share--Assuming Dilution............  $       .04   $       .09
                                                              ===========   ===========
Weighted Average Common and Common Equivalent Shares
  Outstanding--Assuming Dilution............................    9,662,141    11,074,498
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   407,093   $   945,408
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      704,040       658,798
    Deferred income tax.....................................      249,520       207,689
    Deferred compensation expense...........................       91,667        44,816
    Stock option compensation expense.......................        2,063         2,288
    (Gain) loss on disposition of equipment.................       24,183        (1,620)
  Changes in assets and liabilities:
    Decrease in accounts receivable.........................      839,890     1,319,086
    (Increase) decrease in prepaid expense..................     (125,336)      246,685
    Decrease in laboratory supplies.........................      137,595        28,724
    (Increase) decrease in inventory........................       (3,612)        3,040
    (Increase) decrease in other current assets.............     (722,737)      481,787
    Decrease in accounts payable............................     (604,890)     (977,321)
    Increase in accrued compensation........................      304,503        19,317
    Increase in accrued liabilities.........................       50,630         5,840
                                                              -----------   -----------
      Net cash provided by operating activities.............    1,354,609     2,984,537
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term marketable
    investments, net........................................   (2,264,489)    5,043,045
  Maturities (purchases) of long-term marketable
    investments, net........................................    2,687,292    (1,848,650)
  Capital expenditures......................................     (794,340)   (1,539,735)
  Intangibles and other assets..............................      253,359      (124,243)
                                                              -----------   -----------
      Net cash used in (provided by) investing activities...     (118,178)    1,530,417
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................      266,688        20,241
  Proceeds from exercise of warrants........................       27,000            --
  Principal payments under capital lease obligations and
    other indebtedness......................................       (8,454)      (72,531)
                                                              -----------   -----------
      Net cash used in (provided by) financing activities...      285,234       (52,290)
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    1,521,665     4,462,664

CASH AND CASH EQUIVALENTS, beginning of year................    5,259,218    11,034,123
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 6,780,883   $15,496,787
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $        --   $     5,158
  Cash paid for income taxes................................  $        --   $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Obligations under therapeutic product distribution
    agreement...............................................  $ 1,750,000   $        --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000.

    Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NOTE 2--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of March 31, 2000 and December 31, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 2000 and December 31, 1999, there was not a material net unrealized gain or loss on these investments.

NOTE 3--COMMITMENTS AND CONTINGENCIES:

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

NOTE 4--SUBSEQUENT EVENT:

    On April 17, 2000, UroCor acquired Mills Biopharmaceuticals, the manufacturer of UroCor's ProstaSeed-Registered Trademark- I-125 sources for radiation treatment of prostate cancer. The terms of the purchase agreement called for a combination of cash and stock valued at $3.5 million, in addition to certain royalty payments dependent upon the achievement of future sales levels. Under the agreement, Dr. Stanley Mills, Mills Biopharmaceuticals' president and founder, was appointed UroCor's Vice President Product Development for radiation therapies subject to a separate employment agreement; his spouse, Jacqueline Mills, was retained as a consultant for the Company pursuant to terms of a consulting agreement; and the Company agreed to lease the production facilities from the Mills.

NOTE 5--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Board of Directors of the Company authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of May 1, 2000, the Company had

                                  UROCOR, INC.

                                 MARCH 31, 2000

NOTE 5--STOCK REPURCHASE PROGRAM: (CONTINUED) repurchased approximately $7.2 million (or approximately 1.6 million shares) of common stock. Management also expects that, depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

NOTE 6--SEGMENT REPORTING:

    Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. With the regulatory approvals for two therapeutic products occurring in the first quarter of 2000, the Company is now operating in two reportable segments--1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment now offers ProstaSeed-Registered Trademark- for early stage prostate cancer, PACIS BCG-Registered Trademark- for bladder cancer and Persist-Registered Trademark- for incontinence; the therapeutic revenue activity prior to 2000 was related to a co-promotion agreement with Zeneca, Inc., which entailed the Company's sales force selling two prostate cancer products to urologists, however, the Company had no other direct costs related to sales of these co-promotion products. The Company's management evaluates performance based on several factors. However, the primary measurement focus is Gross Profit (revenue less direct costs) and Operating Income, excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The table below presents information about the Company's segments for the three months ended March 31, 2000 and 1999:

                                          DIAGNOSTIC    THERAPEUTIC
THREE MONTHS ENDED MARCH 31:               SERVICES      PRODUCTS        TOTAL
----------------------------              -----------   -----------   -----------
2000:
Revenue.................................  $11,985,320    $  55,237    $12,040,557
Gross profit............................  $ 7,648,035    $  16,215    $ 7,664,250
Operating Income........................  $ 3,250,093    $(615,146)   $ 2,634,947

1999:
Revenue.................................  $11,626,184    $ 650,920    $12,277,104
Gross Profit............................  $ 7,047,793    $ 433,226    $ 7,481,019
Operating Income........................  $ 2,880,575    $ 235,974    $ 3,116,549

                                  UROCOR, INC.

                                 MARCH 31, 2000

NOTE 6--SEGMENT REPORTING: (CONTINUED)
    Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

                                                          2000         1999
                                                       ----------   ----------
Total for reportable segments........................  $2,634,947   $3,116,549
Less: Corporate expenses.............................   2,125,680    1,846,691
                                                       ----------   ----------
Operating income.....................................  $  509,267   $1,269,858
                                                       ==========   ==========

NOTE 7--BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

    Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

    The following table summarizes the calculation of basic earnings per share ("EPS") and the diluted EPS components:

                                    THREE MONTHS ENDED MARCH 31, 2000        THREE MONTHS ENDED MARCH 31, 1999
                                  --------------------------------------   --------------------------------------
                                    INCOME         SHARES                    INCOME         SHARES
                                  (NUMERATOR)   (DENOMINATOR)     EPS      (NUMERATOR)   (DENOMINATOR)     EPS
                                  -----------   -------------   --------   -----------   -------------   --------
Net income/shares...............    $407,093      9,367,268                  $945,408      10,497,237
Basic EPS.......................                                  $.04                                     $.09
Effect of Dilutive Securities:
  Stock options/warrants........                    294,873                                   577,261
Adjusted net income/shares......    $407,093      9,662,141                  $945,408      11,074,498
Diluted EPS.....................                                  $.04                                     $.09

NOTE 8--RECLASSIFICATIONS:

    Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation. Total assets and net income for 1999 were not affected by the reclassifications.

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

OVERVIEW

    UroCor markets a comprehensive range of integrated products and services directly to urologists and managed care organizations to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    During the three months ended March 31, 2000, the Company derived over 99% of its revenue from diagnostic products and services that UroCor Labs-TM-provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the three months ended March 31, 2000, approximately 56%, 34%, 7% and 3% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the three months ended March 31, 2000, the Company derived approximately $55,000 of its revenue from the marketing of a therapeutic product, ProstaSeed, a UroCor-branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. This product received clearance for marketing from the United States Food and Drug Administration (the "FDA") in April 1999 and approval from the Nuclear Regulatory Commission (the "NRC") in January 2000. The Company began marketing this product in the United States in January 2000.

    Additionally, the Company has distribution rights for PACIS BCG, a therapeutic product for use in treating certain types of bladder cancer. The manufacturer of the product received clearance by the FDA to market in the United States in March 2000, and the Company expects to begin marketing this product by early in the third quarter of 2000.

    The Company also markets Persist, a therapeutic product for the treatment of incontinence.

RESULTS OF OPERATIONS

    REVENUE. Revenue for the three months ended March 31, 2000 was approximately $12.0 million versus $12.3 million for the three months ended March 31, 1999, a decrease of 1.9%.

    Diagnostic services revenue increased 3.0% for the 2000 three-month period resulting from the Company's price increase effective January 1, 2000 and an increase in Medicare's reimbursement allowance for most of the Company's tests. The Company's price increase and the increase in Medicare reimbursement allowance resulted in approximately a $1.9 million increase in revenue for the first quarter 2000 versus the first quarter of 1999. This increase was partially offset by a 10% decrease in case volume in first quarter 2000 versus the first quarter of 1999. Diagnostic volumes declined during the first quarter of 2000 primarily as the result of the elimination of certain managed care related marketing programs during the second quarter 1999 and related collection efforts that resulted in the loss of some clients and decreased product usage from other clients. Additionally, the Company focused its marketing efforts on its higher priced products and placed less marketing effort on lower priced products during the first quarter of 2000. In the 2000 first quarter, the Company's client base was approximately 2,575 urologists of which 46% used two or more products compared to 2,625 urologists and over 50% for the first quarter of 1999. The Company intends to focus its marketing and sales efforts for the remainder of 2000 on improving the diagnostics growth rates and shifting the product mix to its most profitable products.

    Therapeutic products revenue decreased 91.5% from approximately $651,000 during the three months ended March 31, 1999 to approximately $55,000 during the three months ended March 31, 2000, principally due to the termination on December 31, 1999 of a co-promotion agreement with Zeneca, Inc. The Company's marketing of ProstaSeed accounted for substantially all of the therapeutic products revenue for the first quarter of 2000. Therapeutic products revenue in subsequent periods is contingent upon the successful marketing of ProstaSeed, PACIS BCG and Persist and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 36.3% for the three months ended March 31, 2000 from 37.3% for the three months ended March 31, 1999. In the aggregate, direct cost of services and products decreased 4.5%, from approximately $4.6 million in the three months ended March 31, 1999 to approximately $4.4 million in the three months ended March 31, 2000. The decrease in the percentage to revenue for the 2000 three-month period compared to the 1999 three-month period resulted primarily from a shift of diagnostic volumes towards higher margin products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 56.1% for the three months ended March 31, 2000 from 49.3% for the three months ended March 31, 1999. In the aggregate, selling, general and administrative expenses increased 11.7%, from approximately $6.0 million in the three months ended March 31, 1999 to approximately $6.8 million in the three months ended March 31, 2000. The increase in selling, general and administrative expenses was due principally to increased management personnel, increased provision for doubtful accounts and the incurrence of approximately $630,000 of expenses for the three months ended March 31, 2000 related to personnel, marketing and information systems in anticipation of the launch of the Company's ProstaSeed product, partially offset by decreases in professional services and convention and meeting costs.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses increased to 3.3% for the three months ended March 31, 2000 from 3.1% for the three months ended March 31, 1999. In the aggregate, research and development costs increased 5.4%, from approximately $378,000 in the three months ended March 31, 1999 to approximately $399,000 in the three months ended March 31, 2000.

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 33.1%, from approximately $257,000 in the three months ended March 31, 1999 to approximately $172,000 in the three months ended March 31, 2000. The decline was due principally to decreased cash, cash equivalents and investments compared to the 1999 period, resulting from the use of such resources to fund stock repurchases and capital expenditures. Other expense of approximately $24,000 for the three months ended March 31, 2000 was primarily due to routine disposition of assets.

    INCOME TAXES.  Income tax expense recorded in the three months ended
March 31, 1999 was approximately $581,000 compared to income tax expense of approximately $250,000 recorded in the three months ended March 31, 2000 based on a 38.0% effective combined federal and state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, cash, cash equivalents and marketable investments totaled approximately $12.2 million, and the Company's working capital was approximately $23.6 million. As of March 31, 2000, the components of cash, cash equivalents and marketable investments were approximately $6.8 million of cash and cash equivalents and approximately $5.4 million in short-term marketable investments, consisting principally of high-grade fixed income securities with a maturity of less than one year.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $10.2 million at March 31, 2000, a decrease of approximately $840,000 from December 31, 1999, or 7.6%, principally attributable to increased collections including payment from Zeneca, Inc. relating to the termination of a co-promotion agreement at December 31, 1999.

    At March 31, 2000 and December 31, 1999, the Company's average number of days sales in net diagnostics receivables was approximately 78 and 90, respectively.

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

    Therapeutic products revenue for the remainder of 2000 and subsequent periods are contingent upon the successful marketing of ProstaSeed, PACIS BCG, and Persist and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    Operating activities provided net cash of approximately $1.4 million for the three months ended March 31, 2000 compared to net cash provided of approximately $3.0 million for the three months ended March 31, 1999. The net cash provided by operating activities was primarily the result of net income of approximately $407,000 and related income tax expense of approximately $250,000, a decrease in accounts receivable of approximately $840,000 resulting from increased collections including payment of the Zeneca termination fee and depreciation and amortization of approximately $704,000, partially offset by an increase in other current assets of approximately $723,000, principally due to advances to a manufacturer relating to future milestone payments, and a decrease in accounts payable of approximately $605,000.

    Net cash used by investing activities was approximately $118,000 for the three months ended March 31, 2000 and consisted primarily of purchases of short-term marketable investments of approximately $2.3 million, capital expenditures of approximately $794,000 and an increase in other assets of approximately $253,000 related to primarily to increase deferred compensation, partially offset by maturities of long-term marketable investments of $2.7 million.

    Net cash provided by financing activities was approximately $285,000 for the first three months of 2000, consisting primarily of exercise of stock options by employees and warrants by shareholders.

    The Company's capital expenditures of approximately $794,000 for the three months ended March 31, 2000, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $66,000 related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly new debt.

    In March 2000, a therapeutic product for bladder cancer for which the Company has distribution rights received clearance from the FDA for marketing in the United States. The total cost of the distribution rights for the product is $3.0 million, of which the Company has paid $1.25 million. With the FDA clearance of this product, all milestones have been met. The Company is now obligated to pay the remaining $1.75 million in three payments during 2000. The first payment of $750,000 is due in April 2000, the second payment of $500,000 is due in July 2000 and the final payment of $500,000 is due in October 2000. The Company intends to pay these milestones out of existing cash and investment balances or possibly new debt.

    In April 2000, the Company acquired the manufacturer of its ProstaSeed product. Pursuant to the terms of the purchase agreement, the Company paid approximately $1.6 million in cash and issued 477,700 shares of its common stock. The Company also is obligated to pay certain royalties dependent upon the achievement of future sales levels. The Company expects to make additional investments relating to the purchased assets intended to improve production capabilities. The Company intends to make any additional payments for such manufacturing capabilities from its existing cash and investment balances or possibly new debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of March 31, 2000, the Company had repurchased approximately $7.2 million (or approximately 1.6 million shares) of its common stock. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at March 31, 2000 consisted primarily of debt securities with maturities as long as one year. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 2000 and December 31, 1999, there were no material net unrealized gains or losses on these investments.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    RECENT ISSUANCES OF UNREGISTERED SECURITIES

    During the quarter ended March 31, 2000, the Company issued 21,600 shares of Common Stock for consideration of $27,000 to a stockholder of the Company pursuant to the exercise of certain stock purchase warrants. In April 2000, the Company issued a total of 477,700 shares of Common Stock out of treasury stock pursuant to the acquisition of Mills Biopharmaceuticals. Neither of the foregoing transactions involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

    USE OF PROCEEDS:

    The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996. The Commission file number assigned to the registration statement was 333-3182.

    From the effective date of the registration statement through March 31, 2000, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working Capital.............................................   3,641,287
Temporary Investments:
  Short-term Commercial Paper...............................   4,051,970
  Long-term Corporate and Treasury Notes....................          --
  Cash Equivalents..........................................          --
Other Purposes:
  Development and Expansion of Diagnostic Product Line......   6,231,192
  Development of Information Products and Services and
    Urological Disease Databases............................   2,732,386
  Development of Therapeutic Product Line...................   4,622,232
  Development and Expansion of Clinical and Research
    Laboratories and Lab Information System.................   3,942,136

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company also intends to continue to develop and expand its therapeutic products business and to offer additional information services products. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage successfully the operation and expansion of its therapeutics or information services businesses.

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

    UNCERTAINTIES RELATED TO GOVERNMENT REGULATION AND ENFORCEMENT. As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The various types of regulatory activity affect the Company's business by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretations by regulatory bodies, and any such changes could have a material adverse effect on the Company's financial condition and results of operations.

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The federal Anti-Fraud and Abuse Amendments to the Social Security Act (the "Federal Anti-Kickback Law") and the physician self-referral and payment prohibition (commonly referred to as the "Stark law") generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the United States Department of Justice (the "DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims, or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. The DOJ has given the Company no further information regarding the allegations. The CIDs require the Company to produce certain documents to the DOJ. The Company produced documents to the DOJ in response to both CIDs and is cooperating with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter, and the Company is unable to predict its impact, if any, on the Company. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. Although the Company cannot confirm what prompted the DOJ investigation, such an investigation may or may not have been prompted by the filing of a QUI TAM or "whistleblower" action under the Federal Civil False Claims Act. If that were the case, even if the DOJ chose not to pursue any matters arising from its investigation, the QUI TAM plaintiff or "whistleblower" would be free to pursue the allegations in such a complaint against the Company. If any such plaintiff were to prevail, any judgment resulting from such litigation or administrative penalties, including exclusion from federal and state health care programs, potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

    The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988, the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by the Department of Health and Human Services ("DHHS") or any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations. Although the Company seeks to structure its practices to comply with such laws and regulations, no assurances can be given regarding compliance in any particular factual situation.

    Additionally, with the acquisition of Mills Biopharmaceuticals in April 2000, the Company is now subject to regulation by the United States Environmental Protection Agency, the NRC and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations.

    While the Company currently knows of no plans that the FDA has to require FDA approval of assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations. Additionally, an FDA rule provides that in some circumstances involving in-house assays, laboratories must indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement.

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

    The FDA currently regulates products that the Company licenses or otherwise acquires from third parties for distribution or marketing by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of third parties to address their FDA regulatory issues is outside the Company's control. Failure of such third parties to address their FDA regulatory matters adequately could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA currently also regulates the sale, manufacturing, labeling and record-keeping of the therapeutic products that the Company currently markets and that it may market in the future. In addition, most users of the Company's ProstaSeed product are required to possess licenses issued by the state in which they reside or by the NRC. The Company has received 510(k) marketing approval from the FDA and NRC approval for the ProstaSeed product. Future discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the U.S. of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA and/or other regulatory agencies, which can take many years and entail significant costs.

    Although the Company's existing and proposed information services products currently are not subject to regulation by the FDA, the FDA could determine in the future that the predictive applications of these products are deemed to be medical devices subject to FDA regulation. In that event, the Company could experience delays in developing and marketing new services, the possibility of the regulation of existing services and increases in research and development costs.

    The Company is also required to adhere to the applicable FDA quality system regulation (QSR) and other applicable regulations, and is subject to periodic FDA inspections to assure compliance with these regulations. The regulations require that devices, such as the Company's ProtaSeed product, be manufactured in a prescribed manner and that certain documents be maintained. Failure to comply with applicable QSR requirements could have a material adverse effect on the Company.

    In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by local government agencies with missions comparable to the FDA's. The process of obtaining such approvals may be lengthy, expensive and uncertain.

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company only may collect from Medicare or other third-party payors for services that those payors have approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Company's Persist product currently is not widely accepted for reimbursement within the healthcare market. The product has been marketed for approximately one year and remains a relatively new approach to treating incontinence. The Company recently obtained a Durable Medical Equipment ("DME") supplier number to allow for billing of Persist if Medicare reimbursement is approved. There can be no assurance that Persist or any other new products the Company currently has under development will be accepted for reimbursement by Medicare or other third party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

    Medicare reimbursement amounts for brachytherapy products, such as ProstaSeed, are currently significantly less than for an alternative treatment, a radical prostatectomy. Although brachytherapy requires less physician time than a radical prostatectomy, lesser reimbursement amounts, combined with physician familiarity with a radical prostatectomy, may provide disincentives for urologists to perform brachytherapy. Current or future limitations on reimbursement by Medicare or other third party payors for prostate cancer treatment could materially adversely affect the market for the ProstaSeed product and there can be no assurance that such reimbursement will continue at rates that enable the Company to maintain prices at levels sufficient to realize an appropriate profit. The occurrence of any such factors could have a material adverse effect on the results of operations and financial condition of the Company.

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

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR OR MANUFACTURING OF THERAPEUTIC PRODUCTS. The Company conducts marketing activities for therapeutic products. The Company currently has acquired distribution or co-promotion rights for three therapeutic products. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company's ProstaSeed product. These agreements can be terminated by either party. While the Company has previous experience marketing two other therapeutic products, there can be no assurance that the Company's future efforts will be successful or that the other product distributors' efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals from others. Other companies, including those with substantially greater resources than the Company, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed directly to the radiation oncology and medical oncology markets that are being pursued for sales of the Company's ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

    In addition, the Company is and will be dependent on third party manufacturers to produce the products that are the subject of the Company's marketing and distribution agreements. If such manufacturers are unable to produce the products, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations. In addition, in the case of the Company's ProstaSeed product, UroCor, through its wholly-owned subsidiary, Mills BioPharmaceuticals, has not previously manufactured this therapeutic product nor any other product in large quantities, and there can be no assurance of UroCor's ability to produce quantities effectively or in a manner compliant with all regulatory requirements.

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

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. For example, pursuant to requirements under the Health Insurance Portability and Accountability Act ("HIPAA"), the Secretary of the DHHS recently published proposed regulations governing privacy standards for individually identifiable health information that is electronically transmitted or maintained. The final rule will be published later this year. Additional proposed legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the

Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, and/or civil and/or criminal penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

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

    The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by third parties. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company's financial condition and results of operations.

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

    The Company's ProstaSeed product is subject to brachytherapy competition. In addition, other products using alternative technologies may continue to be developed which would compete with the Company's brachytherapy products. Developments by any of the Company's competitors or others could render the Company's products obsolete, or clinical evidence could be found to show brachytherapy to be less clinically effective than currently believed. Additional companies with substantially greater financial resources than the Company, as well as more extensive experience in research and development, the regulatory approval process and manufacturing and marketing, may develop seed treatments and products that are similar to the Company's ProstaSeed product. There can be no assurance that such future competition will not have a material adverse effect on the Company's financial condition and results of operations.

    As a result of increasing competition in marketing to urologists, the Company's ability to attract and retain sales representatives and management may also affect its ability to compete in the marketing of both diagnostic services and therapeutic products.

    SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes. To date, the Company has been able to obtain the required radioisotopes for its products. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes could have a material adverse effect on the Company's production and sales levels and consequently upon its financial condition and results of operations.

    DEPENDENCE ON KEY CUSTOMERS. The Company currently markets its ProstaSeed product pursuant to agreements with Mallinckrodt, Inc. and Prostate Services of America ("PSA"), and, on a limited basis, through its own sales force. During the first quarter of 2000, sales to Mallinckrodt, accounted for approximately 85% of the Company's therapeutic products revenue. Significant customers may continue to account for a substantial percentage of the Company's therapeutic products revenue in the future. In particular, the Company expects that Mallinckrodt and PSA will continue to be significant customers in the future for the distribution of the ProstaSeed product. There can be no assurance that such customers will maintain their volume of business with the Company. A loss or significant decrease of the Company's sales to such customers could have a material adverse effect on the Company's financial condition and results of operations.

    ACCESS TO CAPITAL. Historically, the Company's growth has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its present level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the Company to seek additional resources. There is no assurance that the Company would be able to obtain such financing on acceptable terms.

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

                                                       UROCOR, INC.

                                                       By:            /s/ MICHAEL W. GEORGE
                                                            -----------------------------------------
                                                                        Michael W. George
        May 3, 2000                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ BRUCE C. HAYDEN
                                                            -----------------------------------------
                                                                         Bruce C. Hayden
                                                              SENIOR VICE-PRESIDENT, CHIEF FINANCIAL
        May 3, 2000                                              OFFICER, TREASURER AND SECRETARY