Form 10-Q
period 2000-06-30
UROCOR INC
filed 2000-07-28
CIK 946945

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on July 25, 2000 was 9,794,661 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                          --------
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999                                                3

            Consolidated Statements of Operations for the three and six
            months ended June 30, 2000 and 1999                              4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999                                     5

            Notes to Unaudited Interim Consolidated Financial Statements
            -June 30, 2000                                                  6-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                      10-14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15

                            PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                16

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.     OTHER INFORMATION
            CAUTIONARY STATEMENTS                                          17-25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 26

Signatures                                                                   27

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    UROCOR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  6,976,985   $  5,259,218
  Short-term marketable investments.........................     3,348,501      3,107,392
  Accounts receivable, net of allowance for doubtful
    accounts of $5,895,443 at June 30, 2000 and $5,173,414
    at December 31, 1999....................................    10,111,549     11,032,693
  Prepaid expenses..........................................       822,716        824,164
  Laboratory supplies, at average cost......................       575,760        616,087
  Inventory.................................................       550,367        210,013
  Deferred tax asset - current, net.........................     3,246,419      3,817,722
  Other current assets......................................       866,103        782,962
                                                              ------------   ------------
      Total current assets..................................    26,498,400     25,650,251
                                                              ------------   ------------
LONG-TERM MARKETABLE INVESTMENTS............................            --      2,687,292
PROPERTY AND EQUIPMENT, net.................................     9,712,998      8,868,120
NON-CURRENT DEFERRED TAX ASSET, net.........................     1,857,926      1,842,018
GOODWILL, net of amortization of $49,817 at June 30, 2000...     4,048,439             --
INTANGIBLE AND OTHER ASSETS, net............................     3,999,559      3,114,094
                                                              ------------   ------------
      Total assets..........................................  $ 46,117,322   $ 42,161,775
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,101,160   $  3,457,851
  Accrued compensation......................................       407,279        401,657
  Current installments of obligations under capital
    leases..................................................            --          8,454
  Accrued contract payments.................................     1,000,000             --
  Other accrued liabilities.................................       321,097        162,768
                                                              ------------   ------------
      Total current liabilities.............................     4,829,536      4,030,730

LONG-TERM DEBT..............................................       175,000             --
DEFERRED COMPENSATION.......................................       413,393        256,810
                                                              ------------   ------------
      Total liabilities.....................................     5,417,929      4,287,540
                                                              ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000
    shares at June 30, 2000 and at December 31, 1999; no
    shares issued and outstanding at June 30, 2000 or at
    December 31, 1999.......................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 2000 and at December 31, 1999; 10,989,265
    shares issued at June 30, 2000 and 10,769,102 shares
    issued at December 31, 1999.............................       109,893        107,691
  Additional paid-in capital................................    59,361,207     59,265,256
  Common stock held in treasury at cost, 1,176,404 shares at
    June 30, 2000 and 1,576,266 at December 31, 1999........    (5,312,206)    (7,174,508)
  Accumulated deficit.......................................   (13,459,501)   (14,324,204)
                                                              ------------   ------------
      Total stockholders' equity............................    40,699,393     37,874,235
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $ 46,117,322   $ 42,161,775
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
REVENUE...................................  $12,320,146   $11,295,113   $24,360,703   $23,572,217

OPERATING EXPENSES:
  Direct cost of services and products....    4,655,424     4,899,091     9,031,747     9,695,193
  Selling, general and administrative
    expenses..............................    6,673,435     6,769,889    13,429,687    12,602,883
  Research and development................      388,092       429,862       786,807       808,014
  Special charges.........................           --     7,409,777            --     7,409,777
                                            -----------   -----------   -----------   -----------
      Total operating expenses............   11,716,951    19,508,619    23,248,241    30,515,867
                                            -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS)...................      603,195    (8,213,506)    1,112,462    (6,943,650)

OTHER:
  Interest income, net....................      164,742       229,705       336,271       486,234
  Other expense...........................       (4,459)      (43,032)      (28,642)      (43,032)
                                            -----------   -----------   -----------   -----------
      Total other income, net.............      160,283       186,673       307,629       443,202
                                            -----------   -----------   -----------   -----------

Income (loss) before income taxes.........      763,478    (8,026,833)    1,420,091    (6,500,448)
Income tax provision (benefit)............      305,875    (2,830,944)      555,395    (2,249,965)
                                            -----------   -----------   -----------   -----------

NET INCOME (LOSS).........................  $   457,603   $(5,195,889)  $   864,696   $(4,250,483)
                                            ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share......  $       .05   $      (.52)  $       .09   $      (.41)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares Outstanding.........    9,768,329    10,077,465     9,568,243    10,286,192
                                            ===========   ===========   ===========   ===========
Diluted:
  Net Income (Loss) Per Common Share -
    Assuming Dilution.....................  $       .05   $      (.52)  $       .09   $      (.41)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares Outstanding -
    Assuming Dilution.....................    9,962,083    10,077,465     9,805,686    10,286,192
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   864,696   $(4,250,483)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    1,438,955     1,394,970
    Deferred income tax provision (benefit).................      555,395    (2,249,965)
    Deferred compensation expense...........................      156,583         4,576
    Stock option compensation expense.......................        4,126       116,483
    Loss on disposition of equipment........................        3,857        43,032
    Loss on asset write downs...............................           --     3,226,846
  Changes in assets and liabilities:
    Decrease in accounts receivable.........................      921,145     5,590,597
    Decrease in prepaid expense.............................       69,024       472,177
    (Increase) decrease in laboratory supplies..............       40,327      (102,722)
    (Increase) decrease in inventory........................     (296,970)       14,820
    (Increase) decrease in other current assets.............      (83,141)      230,856
    Decrease in accounts payable............................     (622,431)     (531,535)
    Increase in accrued compensation........................        5,622       546,403
    Increase (decrease) in accrued liabilities..............      158,329       (86,853)
                                                              -----------   -----------
      Net cash provided by operating activities.............    3,215,517     4,419,202
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities (purchases) of short-term marketable
     investments, net.......................................     (241,109)    3,872,980
    Maturities (purchases) of long-term marketable
     investments, net.......................................    2,687,292      (732,724)
    Cash acquired in acquisition of subsidiary..............      (30,543)           --
    Cash paid for acquisition of subsidiary.................     (650,000)           --
    Capital expenditures....................................   (1,683,823)   (3,173,927)
    Milestone payments for therapeutic product..............     (750,000)           --
    Intangibles and other assets............................     (866,643)     (466,019)
                                                              -----------   -----------
      Net cash used in investing activities.................   (1,534,826)     (499,690)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from employee stock purchase plan..............       55,687        63,065
    Repurchases of Common Stock.............................     (311,996)   (4,953,005)
    Proceeds from exercise of stock options.................      274,839        42,066
    Proceeds from exercise of warrants......................       27,000            --
    Principal payments under capital lease obligations......       (8,454)     (140,128)
                                                              -----------   -----------
      Net cash provided by (used in) financing activities...       37,076    (4,988,002)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........    1,717,767    (1,068,490)
CASH AND CASH EQUIVALENTS, beginning of year................    5,259,218    11,034,123
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 6,976,985   $ 9,965,633
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest................................  $        --   $     8,386
      Cash paid for income taxes............................  $        --   $   300,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
      Obligations under therapeutic product distribution
       agreement............................................  $ 1,000,000   $        --
      Current liabilities assumed in acquisition of
       subsidiary...........................................  $   265,740   $        --
      Long-term liabilities assumed in acquisition of
       subsidiary...........................................  $   175,000   $        --
      Issuance of 477,700 common shares in acquisition of
       subsidiary...........................................  $ 1,910,800   $        --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000.

    The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NOTE 2--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of June 30, 2000 and December 31, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 2000 and December 31, 1999, there was not a material net unrealized gain or loss on these investments.

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

NOTE 4--SPECIAL CHARGES:

    During the second quarter of 1999, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.................  $3,941,833
Information systems restructuring costs.....................   2,893,700
Settlement of certain Urology Support Services ("USS")
  claims....................................................     348,146
Severance costs for workforce reduction.....................     226,098
                                                              ----------
  Total special charges.....................................  $7,409,777
                                                              ==========

    During the second quarter of 1999, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful, or the processing cost could exceed the expected benefit. Accordingly, a provision of $3,941,833 was made for those receivable balances.

    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects totaled $226,098 for seven people employed by the information systems function and three people employed in other areas of the Company that were involved in terminated projects.

    At the end of the third quarter of 1998, the Company made the decision to exit the USS business and accrued estimated costs associated with exiting this business. During the second quarter of 1999, the Company settled claims by two of the former clients of the USS business, which together with legal fees incurred by the Company resulted in costs of $348,146 in excess of amounts that had been previously accrued for these purposes.

NOTE 5--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Board of Directors of the Company authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of July 25, 2000, the Company had repurchased approximately $7.6 million (or approximately
1.7 million shares) of common stock and reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc. Management also expects that, depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

NOTE 6--ACQUISITION

    On April 17, 2000, UroCor acquired Mills Biopharmaceuticals, Inc., the manufacturer of UroCor's ProstaSeed-Registered Trademark- I-125 sources for radiation treatment of prostate cancer. The terms of the purchase agreement called for a combination of $650,000 cash, assumption of certain liabilities and the treasury stock described above for a total value of $4.3 million, including the milestone payments previously made, in addition to certain royalty payments dependent upon the achievement of future sales levels. Under the agreement, Dr. Stanley Mills, Mills Biopharmaceuticals' president and founder, was appointed UroCor's Vice President Product Development for radiation therapies subject to a separate employment agreement and the Company agreed to lease the production facilities from Dr. Mills. This acquisition has been accounted for under the purchase method of accounting. The Company has made a preliminary allocation of the purchase price based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $4.0 million, which is being amortized over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

NOTE 7--SEGMENT REPORTING:

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. With the regulatory approvals for two therapeutic products occurring in the first quarter of 2000 and the purchase of manufacturing capabilities of Mills Biopharmaceuticals, described above, the Company is now operating in two reportable segments--1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment now offers
ProstaSeed-Registered Trademark-for early stage prostate cancer, PACIS BCG-Registered Trademark- for bladder cancer and Persist-Registered Trademark-for incontinence; the therapeutic revenue activity prior to 2000 was related to a co-promotion agreement with Zeneca, Inc., which entailed the Company's sales force selling two prostate cancer products to urologists, however, the Company had no other direct costs related to sales of these co-promotion products. The Company's management evaluates performance based on several factors. However, the primary measurement focus is "Gross Profit" (revenue less direct costs) and "Operating Income", excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company's segments for the three and six months ended June 30, 2000 and 1999:

                                                 DIAGNOSTIC    THERAPEUTIC
                                                  SERVICES      PRODUCTS        TOTAL
                                                 -----------   -----------   -----------
THREE MONTHS ENDED JUNE 30, 2000:
  Revenue......................................  $12,040,407   $   279,739   $12,320,146
  Gross Profit.................................  $ 7,812,194   $  (147,472)  $ 7,664,722
  Operating Income (Loss)......................  $ 3,707,035   $  (915,407)  $ 2,791,628

THREE MONTHS ENDED JUNE 30, 1999:
  Revenue......................................  $10,840,010   $   455,103   $11,295,113
  Gross Profit.................................  $ 6,177,825   $   218,197   $ 6,396,022
  Operating Income (Loss)......................  $ 1,950,825   $  (126,103)  $ 1,824,722

SIX MONTHS ENDED JUNE 30, 2000:
  Revenue......................................  $24,025,727   $   334,976   $24,360,703
  Gross Profit.................................  $15,460,213   $  (131,257)  $15,328,956
  Operating Income (Loss)......................  $ 6,957,109   $(1,530,553)  $ 5,426,556

SIX MONTH ENDED JUNE 30, 1999:
  Revenue......................................  $22,466,194   $ 1,106,023   $23,572,217
  Gross Profit.................................  $13,225,601   $   651,423   $13,877,024
  Operating Income.............................  $ 4,831,401   $   109,871   $ 4,941,272

    Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                       ------------------------   ------------------------
                                          2000         1999          2000         1999
                                       ----------   -----------   ----------   -----------
Total for reportable segments........  $2,791,628   $ 1,824,722   $5,426,556   $ 4,941,272
Less: Special charges................          --     7,409,777           --     7,409,777
     Corporate expenses..............   2,188,433     2,628,451    4,314,094     4,475,145
                                       ----------   -----------   ----------   -----------
Operating income.....................  $  603,195   $(8,213,506)  $1,112,462   $(6,943,650)
                                       ==========   ===========   ==========   ===========

NOTE 7--BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

    Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

    For the three and six months ended June 30, 1999, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of Diluted Net Loss Per Share because such impact is antidilutive in the period of a net loss (i.e., consideration of such shares would result in a lower Diluted Net Loss Per Share in comparison to the Basic Net Loss Per Share).

    The following table summarizes the calculation of basic earnings per share ("EPS") and the diluted EPS components:

                                      THREE MONTHS ENDED JUNE 30, 2000         THREE MONTHS ENDED JUNE 30, 1999
                                   --------------------------------------   --------------------------------------
                                     INCOME         SHARES                     LOSS          SHARES
                                   (NUMERATOR)   (DENOMINATOR)     EPS      (NUMERATOR)   (DENOMINATOR)     EPS
                                   -----------   -------------   --------   -----------   -------------   --------
Net income/shares................    $457,603      9,768,329                $(5,195,889)    10,077,465
Basic EPS........................                                 $ .05                                    $(.52)
Effect of Dilutive Securities
  (stock options/warrants).......                    193,754
Adjusted net income/shares.......    $457,603      9,962,083                $(5,195,889)    10,077,465
Diluted EPS......................                                 $ .05                                    $(.52)

                                       SIX MONTHS ENDED JUNE 30, 2000           SIX MONTHS ENDED JUNE 30, 1999
                                   --------------------------------------   --------------------------------------
                                     INCOME         SHARES                     LOSS          SHARES
                                   (NUMERATOR)   (DENOMINATOR)     EPS      (NUMERATOR)   (DENOMINATOR)     EPS
                                   -----------   -------------   --------   -----------   -------------   --------
Net income/share.................    $864,696      9,568,243                $(4,250,483)    10,286,192
Basic EPS........................                                 $ .09                                    $(.41)
Effect of Dilutive Securities
  (stock options/warrants).......                    237,443
Adjusted net income/shares.......    $864,696      9,805,686                $(4,250,483)    10,286,192
Diluted EPS......................                                 $ .09                                    $(.41)

NOTE 8--RECLASSIFICATIONS:

    Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation. Total assets and net income for 1999 were not affected by the reclassifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of financial condition and results of operations of UroCor, Inc. ("UroCor" or the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Cautionary Statements" included elsewhere in this Report.

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

    During the six months ended June 30, 2000, the Company derived over 97% of its revenue from diagnostic products and services that UroCor Labs-TM- provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the six months ended June 30, 2000, approximately 54%, 36%, 6% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the six months ended June 30, 2000, the Company derived approximately 3% of its revenue from initial sales of two therapeutic products, ProstaSeed and PACIS BCG. ProstaSeed is a UroCor-branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. PACIS BCG is a therapeutic product used in treating certain types of bladder cancer, that received clearance by the United States Food and Drug Administration (the "FDA") for marketing in the United States in March 2000. The Company also markets Persist, a therapeutic product for the treatment of incontinence.

RESULTS OF OPERATIONS

    REVENUE. Revenue for the three months ended June 30, 2000 increased 9.1% to approximately $12.3 million compared to $11.3 million for the three months ended June 30, 1999, and increased 3.3% from approximately $23.6 million to $24.4 million in the first six months of 2000.

    Diagnostic services revenue increased 11.2% for the three-month period and 6.8% for the six-month period resulting primarily from the Company's price increase effective January 1, 2000 and an increase in Medicare's reimbursement allowance for most of the Company's tests. The Company's price increase and the increase in Medicare reimbursement allowance resulted in approximately a $2.0 million increase in revenue for the three months ended June 30, 2000 compared to the same period in 1999 and $3.9 million for the six months ended June 30, 2000 compared to the 1999 period. This increase was partially offset by a 14.4% decrease in case volume for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and a decrease of 12.3% in case volume for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Diagnostic volumes declined during the second quarter of 2000 primarily as the result of the elimination of certain managed care related marketing programs during the second quarter 1999 and related collection efforts, in addition to the revision of pricing on other contractual programs during the first quarter of 2000, that resulted in the loss of some clients and decreased product usage from other clients. In the 2000 second quarter, the Company's client base was approximately 2,470 urologists of which about 46% used two or more products compared to approximately 2,650 urologists and about 48% using two or more products for the second quarter of 1999. The Company intends to continue focusing its marketing and sales efforts for the remainder of 2000 on improving the diagnostics growth rates and shifting the product mix to its most profitable products.

    Therapeutic products revenue decreased 38.5% from approximately $455,000 during the three months ended June 30, 1999 to approximately $280,000 during the three months ended June 30, 2000, and decreased 69.7% from approximately $1.1 million for the six months ended June 30, 1999 to approximately $335,000 for the six months ended June 30, 2000, principally due to the termination on December 31, 1999 of a co-promotion agreement with a product manufacturer. The Company's marketing of ProstaSeed accounted for substantially all of the therapeutic products revenue for the first six months of 2000. Therapeutic products revenue in subsequent periods is contingent upon the successful marketing of ProstaSeed, PACIS BCG and Persist and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 37.8% for the three months ended June 30, 2000 from 43.4% for the three months ended June 30, 1999 and decreased to 37.1% for the six months ended June 30, 2000 from 41.1% for the six months ended June 30, 1999. In the aggregate, direct cost of services and products decreased 5.0%, from approximately $4.9 million for the six months ended June 30, 1999 to approximately $4.7 million for the three month period ended June 30, 2000 and 6.8% from approximately $9.7 million for the six months ended June 30, 1999 to approximately $9.0 million in the six months ended June 30, 2000.

    Direct costs for diagnostic services, as a percentage of revenue, decreased to 35.1% for the three months ended June 30, 2000 from 43.0% for the three months ended June 30, 1999 and decreased to 35.7% for the six months ended
June 30, 2000 from 41.1% for the six months ended June 30, 1999. The Company's price increase discussed above in Revenue contributed to these decreased percentages, along with shifts in volume mix towards the Company's higher margin tests. In the aggregate, direct costs for diagnostic services decreased 9.3%, from approximately $4.7 million for the three months ended June 30, 1999 to approximately $4.2 million for the three months ended June 30, 2000, and decreased 7.3%, from approximately $9.2 million for the six months ended June 30, 1999 to approximately $8.6 million for the six months ended June 30, 2000. These decreases are primarily related to the decreases in case volumes for both periods, as discussed above in Revenue.

    Direct costs for therapeutic products for the three and six months ended June 30, 2000 are principally for the manufacturing and overhead costs related to ProstaSeed. These direct costs exceeded revenue by 52.2% for the three-month period and by 37.8% for the six-month period ended June 30, 2000. In aggregate, the direct costs for therapeutic products were approximately $426,000 for the three month period and approximately $465,000 for the six month period ended June 30, 2000. The Company expects to attain positive gross profit margins for therapeutic products as the products move past initial launch, seed manufacturing operations are further refined and assuming sales volumes increase in accordance with the Company's expectations. Direct costs for the three and six months ended June 30, 1999 consisted primarily of an allocation of the Company's sales force costs for the co-promotion of two cancer products pursuant to an agreement that terminated at December 31, 1999. In aggregate, these direct costs were approximately $237,000 for the three month period and approximately $455,000 for the six month period ended June 30, 1999. This allocation of costs ended with the termination of the agreement at year-end 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses decreased to 54.2% for the three months ended June 30, 2000 from 59.9% for the three months ended June 30, 1999 and increased to 55.1% for the six months ended June 30, 2000 from 53.5% for the six months ended June 30, 1999. In the aggregate, selling, general and administrative expenses decreased 1.4%, from approximately $6.8 million in the three months ended June 30, 1999 to approximately $6.7 million in the three months ended June 30, 2000 and increased 3.0%, from approximately $12.6 million in the six months ended June 30, 1999 to approximately $13.4 million for the six months ended June 30, 2000. The decrease in selling, general and administrative expenses for the three-month period was due principally to decreased personnel costs of approximately $818,000, offset by costs related to personnel, marketing and information systems for the Company's therapeutic products of approximately $381,000, an increase in the provision for doubtful accounts of approximately $239,000 and the absence of an allocation of the sales force to direct cost similar to the allocation for the three months ended June 30, 1999 of approximately $224,000. The increase in selling, general and administrative expenses for the six-month period was due principally to increased costs related to personnel, marketing and information systems for the Company's therapeutic products of approximately $813,000, an increase in the provision for doubtful accounts of approximately $441,000 and the absence of an allocation of the sales force to direct cost similar to the allocation for the six months ended June 30, 1999 of approximately $439,000, offset by decreased personnel costs of approximately $496,000 and decreased conventions and meetings costs of approximately $193,000.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses decreased to 3.2% for the three months ended June 30, 2000 from 3.8% for the three months ended June 30, 1999 and 3.2% for the six months ended June 30, 2000 from 3.4% for the six months ended June 30, 1999. In the aggregate, research and development costs decreased 9.7%, from approximately $430,000 in the three months ended June 30, 1999 to approximately $388,000 in the three months ended June 30, 2000, and decreased 2.6%, from approximately $808,000 in the six months ended June 30, 1999 to $787,000 in the six months ended June 30, 2000.

    SPECIAL CHARGES. During the second quarter of 1999, the Company recognized special charges related primarily to two items. First, as part of its ongoing assessment of accounts receivable and reserve adequacy, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. A provision of approximately $3.9 million was made for these receivable balances. Second, the Company launched an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the Urological Support Services business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for the three months ended June 30, 1999.

    The following table sets forth the effects of the special charges on UroCor's operating income, net income and diluted earnings per share for the three and six month periods ended June 30, 1999.

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 1999       JUNE 30, 1999
                                                     ------------------   ----------------
Operating loss, as reported........................     $(8,213,506)         $(6,943,650)
Operating income (loss), excluding special
  charges..........................................     $  (803,729)         $   466,127
                                                        -----------          -----------
Net loss, as reported..............................     $(5,195,889)         $(4,250,483)
Net income (loss), excluding special charges.......     $  (394,354)         $   595,511
                                                        -----------          -----------
Diluted loss per share, as reported................     $      (.52)         $      (.41)
Diluted earnings (loss) per share, excluding
  special charges..................................     $      (.04)         $       .06

    OTHER INCOME (EXPENSE). Other income net of interest expense decreased 14.1%, from approximately $187,000 in the three months ended June 30, 1999 to approximately $160,000 in the three months ended

June 30, 2000 and decreased 30.8%, from approximately $443,000 for the six months ended June 30, 1999 to approximately $307,000 for the six months ended June 30, 2000. The decline was due principally to decreased cash, cash equivalents and investments compared to the same 1999 periods, resulting from the use of such resources to fund stock repurchases, the acquisition of the manufacturer of its ProstaSeed product and capital expenditures.

    INCOME TAXES. Income tax expense recorded in the three months ended June 30, 2000 was approximately $306,000 compared to income tax benefit of approximately $2.8 million recorded in the three months ended June 30, 1999 based on a 35.3% effective combined federal and state income tax rate for the three months ended June 30, 1999 and a 40.1% effective combined federal and state tax rate for the three months ended June 30, 2000. For the six months ended June 30, 1999, an income tax benefit of approximately $2.2 million was recorded based upon a 34.6% effective tax rate, while an income tax expense of approximately $555,000 was recorded for the six months ended June 30, 2000 based upon a 39.1% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, cash, cash equivalents and marketable investments totaled approximately $10.3 million, and the Company's working capital was approximately $21.7 million. As of June 30, 2000, the components of cash, cash equivalents and marketable investments were approximately $7.0 million of cash and cash equivalents and approximately $3.3 million in short-term marketable investments, consisting principally of high-grade fixed income securities with maturities of less than one year.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $10.1 million at June 30, 2000, a decrease of approximately $921,000 from December 31, 1999, or 8.3%, principally attributable to increased collections, including payment of $500,000 from a therapeutic product manufacturer relating to the termination at December 31, 1999 of a co-promotion agreement between the Company and the manufacturer.

    At June 30, 2000 and December 31, 1999, the Company's average number of days sales in net diagnostics receivables was approximately 75 and 90, respectively.

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

    Therapeutic products revenue for the remainder of 2000 and subsequent periods are contingent upon the successful marketing of ProstaSeed, PACIS BCG and Persist and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    Operating activities provided net cash of approximately $3.2 million for the six months ended June 30, 2000 compared to net cash provided of approximately $4.4 million for the six months ended June 30, 1999. The net cash provided by operating activities was primarily the result of net income of approximately $865,000 and related income tax expense of approximately $555,000, a decrease in accounts receivable of approximately $921,000 resulting from increased collections including payment of the co-promotion agreement termination fee and depreciation and amortization of approximately $1.4 million, partially offset by a decrease in accounts payable of approximately $622,000.

    Net cash used by investing activities was approximately $1.5 million for the six months ended June 30, 2000 and consisted primarily of capital expenditures purchases of approximately $1.7 million, an increase in other assets of approximately $867,000, milestone payments due to FDA clearance of a therapeutic product of approximately $750,000, payments related to the acquisition of Mills BioPharmaceutical, Inc. of approximately $650,000, and purchases of short-term marketable investments of approximately $241,000, offset by maturities of long-term marketable investments of $2.7 million.

    Net cash provided by financing activities was approximately $37,000 for the six months ended June 30, 2000, consisting primarily of approximately $312,000 for the purchase of treasury shares offset by exercises of stock options by employees, warrants by shareholders and issuances of stock pursuant to the Company's employee stock purchase plan.

    The Company's capital expenditures of approximately $1.7 million for the six months ended June 30, 2000, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $360,000 related to internal software development costs for information services. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly new debt.

    In March 2000, a therapeutic product for bladder cancer for which the Company has distribution rights received clearance from the FDA for marketing in the United States. The total cost of the distribution rights for the product is $3.0 million, of which the Company has paid $2.0 million. With the FDA clearance of this product, all milestones have been met. The Company now is obligated to pay the remaining $1.0 million in two payments during 2000. The next payment of $500,000 is due in July 2000 and the final payment of $500,000 is due in October 2000. The Company intends to pay these amounts out of existing cash and investment balances or possibly new debt.

    In April 2000, the Company acquired the manufacturer of its ProstaSeed product. Pursuant to the terms of the purchase agreement, the Company paid approximately $650,000 in cash and issued 477,700 shares of its common stock. The Company also is obligated to pay certain royalties dependent upon the achievement of future sales levels. The Company expects to make additional investments relating to the purchased assets intended to improve production capabilities. The Company intends to make any additional payments for such manufacturing capabilities from its existing cash and investment balances or possibly new debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of June 30, 2000, the Company had repurchased approximately $7.5 million (or approximately 1.7 million shares) of its common stock and reissued 477,700 treasury shares for the acquisition of the manufacturer of its ProstaSeed product. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at June 30, 2000 consisted primarily of debt securities with maturities as long as one year. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of June 30, 2000 and December 31, 1999, there were no material net unrealized gains or losses on these investments.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    RECENT ISSUANCES OF UNREGISTERED SECURITIES

        During the quarter ended June 30, 2000, the Company issued a total of 477,700 shares of Common Stock pursuant to the acquisition of Mills Biopharmaceuticals, Inc. The foregoing transaction did not involve underwriters. The Company considers these securities to have been offered and sold in a transaction not involving a public offering and, therefore, to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

    USE OF PROCEEDS:

        The effective date of the registration statement for the Company's initial public offering of Common Stock and for which this use of proceeds information is being disclosed was May 16, 1996. The Commission file number assigned to the registration statement was 333-3182.

        From the effective date of the registration statement through June 30, 2000, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:


Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working Capital.............................................   3,641,287
TEMPORARY INVESTMENTS:
  Short-term Commercial Paper...............................   2,402,609
  Long-term Corporate and Treasury Notes....................          --
  Cash Equivalents..........................................          --
OTHER PURPOSES:
  Development and Expansion of Diagnostic Product Line......   6,231,192
  Development of Information Products and Services and
    Urological Disease Databases............................   2,815,623
  Development of Therapeutic Product Line...................   6,188,356
  Development and Expansion of Clinical and Research
    Laboratories and Lab Information System.................   3,942,136

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 20, 2000, at the Company's annual meeting of stockholders:

    A) The stockholders elected the individuals listed below to serve as Class II directors until the 2003 annual meeting. Set forth below is the tabulation of votes cast:

         Name            Shares Voted For   Shares Withheld   Broker Non-Votes
Herbert J. Conrad           7,496,895          1,040,766             0
Louis M. Sherwood, M.D.     7,496,895          1,040,766             0

    B) The stockholders approved an amendment to the UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended to increase the number of shares for which options may be granted under such Plan from 2,300,000 to 2,700,000. The tabulation of votes with respect to this item was as follows:

  Shares Voted For      Shares Voted Against   Shares Abstained   Broker Non-Votes
   7,046,270                 1,404,730              86,661               0

    C) The stockholders approved an amendment to the UroCor, Inc. 1997 Non-Employee Director Stock Option Plan, as amended, pursuant to which the number of shares granted annually under the plan would be increased from 5,000 to 7,500 and an additional 2,500 shares would be granted annually to the Chairman of the Board of Directors. The tabulation of votes with respect to this item was as follows:

  Shares Voted For      Shares Voted Against   Shares Abstained   Broker Non-Votes
      7,038,778              1,412,822              86,061               0

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company also intends to continue to expand its diagnostics and therapeutics businesses. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. There can be no assurance that the Company will be able to manage successfully the operation and expansion of its diagnostics or therapeutics businesses.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual operating results are affected by a variety of factors, many of which are outside the Company's control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, availability and cost of logistics and delivery services, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The Company relies principally upon Federal Express, UPS and Airborne Express for inbound and outbound shipping of specimens and kits for its diagnostics operations; any disruption in the availability of such logistics and delivery services could have a material adverse effect on the Company's operating results. The need for continued investment in research and development and expansion of its product lines could limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company's operating results may continue to fluctuate in the future.

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

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The federal Anti-Fraud and Abuse Amendments to the Social Security Act (the "Federal Anti-Kickback Law") generally prohibit providers and suppliers of health care services from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making or recommending or arranging for a referral for a service or item covered by a federal or state health care program. The physician self-referral and payment prohibition (commonly referred to as the "Stark law") prohibits physicians, subject to certain exceptions, from making referrals of certain designated health services to entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions may be punishable by disallowance of submitted claims, civil monetary penalties or criminal penalties and/ or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998, the Company received a Civil Investigative Demand ("CID") from the United States Department of Justice (the "DOJ") concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs. The Company received a second CID from the DOJ in March 1999 concerning allegations that the Company may have submitted false claims for payments, submitted false statements in support of false claims or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. Pursuant to the CIDs, the Company produced documents to the DOJ and is cooperating with the DOJ at this stage in the investigation. Although the Company seeks to structure its practices to comply with all applicable laws, no assurances may be given regarding the resolution of this matter. If the DOJ were to pursue and prevail on matters that may arise from this investigation, any significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company. In addition, even if the DOJ chose not to pursue any matters arising from its investigation, if an individual filed a QUI TAM or "whistleblower" action under the Federal Civil False Claims Act relating to the investigation, such QUI TAM plaintiff or "whistleblower" would be free to pursue the allegations in such a complaint against the Company. If any such plaintiff were to prevail, any judgment resulting from such litigation or administrative penalties, including potential exclusion from federal and state health care programs, could have a material adverse effect on the financial condition and results of operations of the Company.

    The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvement Act of 1976, as amended in 1988, the Medicare and Medicaid programs and various state and local laws. In some instances, the Company also is subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. Although the Company seeks to structure its practices to comply with such laws and regulations, no assurances can be given regarding compliance in any particular factual situation. The possible sanctions for failure to comply with these licensing provisions or regulations may include denial of the right to conduct business, significant fines and criminal penalties. Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by the Department of Health and Human Services ("DHHS") or any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

    Additionally, with the acquisition of Mills Biopharmaceuticals, Inc., the manufacturer of its ProstaSeed product, the Company now is subject to regulation by the United States Environmental Protection Agency, the United States Nuclear Regulatory Commission (the "NRC") and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations.

    While the Company currently knows of no FDA plans has to require FDA approval of assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if promulgated in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations. Additionally, an FDA rule provides that in some circumstances involving in-house assays, laboratories must indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement.

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

    The FDA currently also regulates the sale, manufacturing, labeling and record-keeping of the therapeutic products that the Company currently manufactures and markets and that it may market in the future. In addition, most users of the Company's ProstaSeed product are required to possess licenses issued by the state in which they reside or by the NRC. The Company has received 510(k) marketing clearance from the FDA and NRC approval for the ProstaSeed product. Future discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the United States of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA and/or other regulatory agencies, which can take many years and entail significant costs.

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

    The Company also is required to adhere to the applicable FDA quality system regulation ("QSR") and other applicable regulations, and is subject to periodic FDA inspections to assure compliance with these regulations. The regulations require that devices, such as the Company's ProstaSeed product, be manufactured in a prescribed manner and that certain documents be maintained. Failure to comply with applicable QSR requirements could have a material adverse effect on the Company.

    In countries where the Company's products are not currently approved, the use or sale of the Company's products may require approval by local government agencies with missions comparable to the FDA's. The process of obtaining such approvals may be lengthy, expensive and uncertain.

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and Medicaid and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company only may collect from Medicare and Medicaid or other third-party payors for services that those payors have approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical items and services, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Company's Persist product currently is not widely accepted for reimbursement within the healthcare market and remains a relatively new approach to treating incontinence. The Company recently obtained a Durable Medical Equipment ("DME") supplier number to allow for direct provision and billing of Persist to Medicare beneficiaries if Medicare reimbursement is approved. There can be no assurance that Persist or any other new products the Company may develop or acquire in the future will be accepted for reimbursement by Medicare or Medicaid or other third party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare or Medicaid and other third party payors have, on occasion, denied reimbursement when certain tests are ordered for patients with certain diagnoses while approving reimbursement when those tests are ordered for other diagnoses deemed appropriate by the payor. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

    Medicare reimbursement amounts for brachytherapy products, such as ProstaSeed, are currently significantly less than for an alternative treatment, a radical prostatectomy. Although brachytherapy requires less physician time than a radical prostatectomy, lesser reimbursement amounts, combined with physician familiarity with a radical prostatectomy, may provide disincentives for urologists to perform brachytherapy. Current or future limitations on reimbursement by Medicare or Medicaid or other third party payors for prostate cancer treatment could materially adversely affect the market for the ProstaSeed product and there can be no assurance that such reimbursement will continue at rates that enable the Company to maintain prices at levels sufficient to realize an appropriate profit. The occurrence of any such factors could have a material adverse effect on the results of operations and financial condition of the Company.

    POTENTIAL HEALTH CARE REFORM. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. In addition, the Health Care Financing Administration has made a number of proposals regarding the payment and coverage of clinical laboratory services including the development of national coverage policies. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations have gained increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future. If the Company is unsuccessful in its efforts, it could be precluded from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is focused on the field of urology, and managed care providers tend to contract exclusively with companies that serve a wider breadth of the healthcare market. There can be no assurance that the Company will be able to overcome this managed care trend. If the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of his or her needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of business from key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

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

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR OR MANUFACTURING OF THERAPEUTIC PRODUCTS. The Company conducts marketing activities for therapeutic products. The Company currently markets three therapeutic products. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company's ProstaSeed product. These agreements can be terminated by either party. While the Company has previous experience in marketing two other therapeutic products in 1998 and 1999, there can be no assurance that the Company's future efforts will be successful or that the other product distributors' efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional therapeutic products from others. Other companies, including those with substantially greater resources than the Company, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional therapeutic products on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful therapeutic products could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a therapeutic product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed directly to the radiation oncology and medical oncology markets that are being pursued for sales of the Company's ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing efforts.

    The Company is also dependent on third party manufacturers to produce PACIS BCG and Persist products. In addition, in the case of the Company's ProstaSeed product, UroCor, through its wholly-owned subsidiary, Mills Biopharmaceuticals, has not previously manufactured this therapeutic product nor any other product in large quantities, and there can be no assurance of UroCor's ability to produce quantities effectively or in a manner compliant with all regulatory requirements. Also, if the Company is unable to produce ProstaSeed, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations.

    DEPENDENCE ON KEY CUSTOMERS. The Company currently markets its ProstaSeed product pursuant to agreements with Mallinckrodt, Inc. ("Mallinckrodt") and Prostate Services of America ("PSA"), and, on a limited basis, through its own sales force. During the first six months of 2000, sales to Mallinckrodt accounted for approximately 85% of the Company's therapeutic products revenue. Significant customers may continue to account for a substantial percentage of the Company's therapeutic products revenue in the future. In particular, the Company expects that Mallinckrodt and PSA will continue to be significant customers in the future for the distribution of the ProstaSeed product. There can be no assurance that such customers will maintain their volume of business with the Company. A loss or significant decrease of the Company's sales to such customers could have a material adverse effect on the Company's financial condition and results of operations.

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

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement from and to third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pays, deductibles and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company had difficulty in its collection efforts. During the second quarter of 1999, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful and recorded an additional provision. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collections results and, in response to the unsent invoices, it has undertaken additional initiatives to further improve claims efficiencies and collections results, in addition to assessing the ultimate collectibility of outstanding balances. While the Company's management believes it has made progress by reorganizing and streamlining its accounts receivable and billing functions, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company's financial condition and results of operations.

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

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. For example, pursuant to requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), in November 1999, the Secretary of the DHHS published proposed regulations governing privacy standards for individually identifiable health information that is electronically transmitted or maintained. The final regulations are expected to be published later this year. Additional proposed legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Physicians and other persons providing patient information to the Company also are required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or civil or criminal penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTIES RELATED TO PATENTS AND PROPRIETARY RIGHTS. UroCor has licenses or license rights to certain United States patent and patent applications. While UroCor's success does not depend on its ability to obtain patents, there can be no assurance that it can operate without infringing upon the proprietary rights of others. On UroCor's own patent applications, there can be no assurance that patents, United States or foreign, will be obtained, or that, if issued or licensed, they will be enforceable or will provide substantial protection from competition or be of commercial benefit, or that UroCor will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. UroCor also must avoid infringing patents issued to competitors and must maintain technology licenses upon which certain of its current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce its patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of UroCor's products are found to infringe upon patents or other rights owned by third parties, it could be required to obtain a license to continue to utilize or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If UroCor does not obtain such licenses, it could encounter delays in marketing affected products or be precluded from marketing them at all.

    The Company also relies to a significant degree on trade secrets, proprietary know-how and technological advances that are either not patentable or that the Company chooses not to patent. The Company seeks to protect non-patented proprietary information, in part, by confidentiality agreements with suppliers, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by third parties. The disclosure to third parties of proprietary non-patented information could have a material adverse effect on the Company's financial condition and results of operations.

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

    Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of UroCor, are engaged in developing, marketing and selling therapeutic products that compete with the therapeutic products currently offered by the Company. The selling prices of such products frequently decline as competition increases. Further, other products now in use or under development by others may be more effective than UroCor's current or future products. The industry is characterized by rapid technological change, and new or presently competing products may prevent the Company's products from gaining sufficient market share to attain profitability. There can be no assurance that the Company will be able to compete successfully in marketing therapeutic products.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
       10.1 Amendment to UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended.
       10.2 Amendment to UroCor, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.

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

July 27, 2000

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

July 27, 2000