Form 10-Q
period 2000-09-30
UROCOR INC
filed 2000-11-02
CIK 946945

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of issuer's Common Stock, $.01 par value, outstanding on October 31, 2000 was 9,813,511 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)...................         3
        Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999...............................         3
        Consolidated Statements of Operations for the three
        and nine months ended September 30, 2000 and 1999...         4
        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2000 and 1999............         5
        Notes to Unaudited Interim Consolidated Financial
        Statements--September 30, 2000......................       6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................     10-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................        15

                      PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................        15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........        15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................        16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................        16

ITEM 5.  OTHER INFORMATION..................................     16-25
        Cautionary Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................        25

Signatures..................................................        26

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 6,730,920    $ 5,259,218
  Short-term marketable investments.........................     2,629,414      3,107,392
  Accounts receivable, net of allowance for doubtful
    accounts of $5,808,844 at September 30, 2000 and
    $5,173,414 at December 31, 1999.........................    11,410,789     11,032,693
  Prepaid expenses..........................................       683,848        824,164
  Laboratory supplies, at average cost......................       504,045        616,087
  Inventory.................................................       552,491        210,013
  Deferred tax asset--current, net..........................     3,492,882      3,817,722
  Other current assets......................................     1,128,793        782,962
                                                               -----------    -----------
    Total current assets....................................    27,133,182     25,650,251
                                                               -----------    -----------
LONG-TERM MARKETABLE INVESTMENTS............................            --      2,687,292
PROPERTY AND EQUIPMENT, net.................................     9,958,458      8,868,120
NON-CURRENT DEFERRED TAX ASSET, net.........................     1,133,719      1,842,018
GOODWILL, net of accumulated amortization of $90,261 at
  September 30, 2000........................................     3,910,453             --
INTANGIBLE AND OTHER ASSETS, net............................     4,243,187      3,114,094
                                                               -----------    -----------
    Total assets............................................   $46,378,999    $42,161,775
                                                               ===========    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 2,597,064    $ 3,457,851
  Accrued compensation......................................       952,230        401,657
  Current installments of obligations under capital
    leases..................................................            --          8,454
  Accrued contract payments.................................       500,000             --
  Other accrued liabilities.................................       334,742        162,768
                                                               -----------    -----------
    Total current liabilities...............................     4,384,036      4,030,730
LONG-TERM DEBT..............................................       175,000             --
DEFERRED COMPENSATION.......................................       475,660        256,810
                                                               -----------    -----------
    Total liabilities.......................................     5,034,696      4,287,540
                                                               -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000
    shares at September 30, 2000 and at December 31, 1999;
    no shares issued and outstanding at September 30, 2000
    or at December 31, 1999.................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at September 30, 2000 and at December 31, 1999;
    11,003,365 shares issued at September 30, 2000 and
    10,769,102 shares issued at December 31, 1999...........       110,034        107,691
  Additional paid-in capital................................    59,399,429     59,265,256
  Common stock held in treasury at cost, 1,194,604 shares at
    September 30, 2000 and 1,576,266 at December 31,
    1999....................................................    (5,397,308)    (7,174,508)
  Accumulated deficit.......................................   (12,767,852)   (14,324,204)
                                                               -----------    -----------
    Total stockholders' equity..............................    41,344,303     37,874,235
                                                               -----------    -----------
    Total liabilities and stockholders' equity..............   $46,378,999    $42,161,775
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
REVENUE...................................  $13,028,017   $11,011,169   $37,388,719   $34,583,386
OPERATING EXPENSES:
  Direct cost of services and products....    5,280,888     4,531,157    14,313,833    14,226,350
  Selling, general and administrative
    expenses..............................    6,434,802     5,984,941    19,864,489    18,587,824
  Research and development................      290,468       443,794     1,075,920     1,251,808
  Special charges.........................           --            --            --     7,409,777
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............   12,006,158    10,959,892    35,254,242    41,475,759
                                            -----------   -----------   -----------   -----------
OPERATING INCOME (LOSS)...................    1,021,859        51,277     2,134,477    (6,892,373)

OTHER:
  Interest, net...........................      156,976       191,138       493,247       677,372
  Other expense...........................       (9,425)       (3,317)      (38,225)      (46,349)
                                            -----------   -----------   -----------   -----------
    Total other income, net...............      147,551       187,821       455,022       631,023
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes.........    1,169,410       239,098     2,589,499    (6,261,350)
Income tax provision (benefit)............      477,743        84,879     1,033,138    (2,165,086)
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS).........................  $   691,667   $   154,219   $ 1,556,361   $(4,096,264)
                                            ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER SHARE:
Basic:
  Net Income (Loss) Per Common Share......  $       .07   $       .02   $       .16   $      (.41)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares Outstanding.........    9,802,850     9,663,827     9,646,997    10,076,512
                                            ===========   ===========   ===========   ===========
Diluted:
  Net Income (Loss) Per Common Share--
    Assuming Dilution.....................  $       .07   $       .02   $       .16   $      (.41)
                                            ===========   ===========   ===========   ===========
  Weighted Average Common and Common
    Equivalent Shares
    Outstanding--Assuming Dilution........   10,185,454    10,105,526     9,924,703    10,076,512
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 1,556,361   $(4,096,264)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    2,265,585     2,101,835
    Deferred income tax provision (benefit).................    1,033,138    (2,165,086)
    Deferred compensation expense...........................      218,850         6,864
    Stock option compensation expense.......................        6,189       186,401
    Loss on disposition of equipment........................        4,818        46,349
    Loss on asset write downs...............................        8,333     3,226,846
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............     (378,096)    5,434,616
    Decrease in prepaid expense.............................      207,892       701,368
    (Increase) decrease in laboratory supplies..............      112,042      (116,626)
    (Increase) decrease in inventory........................     (299,094)       25,283
    (Increase) decrease in other current assets.............     (345,831)      392,646
    Decrease in accounts payable............................   (1,126,527)       25,396
    Increase in accrued compensation........................      550,573       230,482
    Increase (decrease) in accrued liabilities..............      171,974      (144,702)
                                                              -----------   -----------
      Net cash provided by operating activities.............    3,986,207     5,855,408
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturities of short-term marketable investments.........      477,978     2,672,461
    Maturities of long-term marketable investments..........    2,687,292       287,695
    Cash acquired in acquisition of subsidiary..............       30,543            --
    Cash paid for acquisition of subsidiary.................     (650,000)           --
    Capital expenditures....................................   (2,597,133)   (4,454,706)
    Investment in distributor of ProstaSeed product.........     (250,000)           --
    Milestone payments for therapeutic product..............   (1,250,000)           --
    Intangibles and other assets............................     (951,458)     (691,880)
                                                              -----------   -----------
      Net cash used in investing activities.................   (2,502,778)   (2,186,430)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from employee stock purchase plan..............       55,687        63,065
    Repurchases of Common Stock.............................     (397,099)   (5,127,743)
    Proceeds from exercise of stock options.................      311,139       106,758
    Proceeds from exercise of warrants......................       27,000            --
    Principal payments under capital lease obligations......       (8,454)     (185,326)
                                                              -----------   -----------
      Net cash used in financing activities.................      (11,727)   (5,143,246)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........    1,471,702    (1,474,268)
CASH AND CASH EQUIVALENTS, beginning of year................    5,259,218    11,034,123
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 6,730,920   $ 9,559,855
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $        --   $     8,386
    Cash paid for income taxes..............................  $        --   $   300,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Obligations under therapeutic product distribution
      agreement.............................................  $   500,000   $        --
    Current debt assumed in acquisition of subsidiary.......  $   265,740   $        --
    Long-term liabilities assumed in acquisition of
      subsidiary............................................  $   175,000   $        --
    Issuance of 477,700 common shares in acquisition of
      subsidiary............................................  $ 1,910,800   $        --

   The accompanying notes are an integral part of these financial statements.

                                  UROCOR, INC.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

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

    The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

NOTE 2--INVESTMENTS:

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of September 30, 2000 and December 31, 1999. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 2000 and December 31, 1999, there was not a material net unrealized gain or loss on these investments.

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

NOTE 4--SPECIAL CHARGES:

    During the second quarter of 1999, the Company recognized special charges consisting of the following:

Increased provision for accounts receivable.............  $3,941,833
Information systems restructuring costs.................   2,893,700
Settlement of certain Urology Support Services ("USS")
  claims................................................     348,146
Severance costs for workforce reduction.................     226,098
                                                          ----------
Total special charges...................................  $7,409,777
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

                                  UROCOR, INC.

                               SEPTEMBER 30, 2000

NOTE 4--SPECIAL CHARGES: (CONTINUED)
    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects totaled $226,098 for seven people employed by the information systems function and three people employed in other areas of the Company that were involved in terminated projects.

    At the end of the third quarter of 1998, the Company exited the USS business and accrued estimated costs associated with exiting this business. During the second quarter of 1999, the Company settled claims by two of the former clients of the USS business, which together with legal fees incurred by the Company resulted in costs of $348,146 in excess of amounts that had been previously accrued for these purposes.

NOTE 5--STOCK REPURCHASE PROGRAM:

    On April 20, 1999, the Board of Directors of the Company authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of October 26, 2000, the Company had repurchased approximately $7.6 million (or approximately
1.7 million shares) of common stock and reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc. Management also expects that, depending upon the number of shares purchased, the Company may elect to supplement its cash position with new debt.

NOTE 6--ACQUISITION

    On April 17, 2000, UroCor acquired Mills Biopharmaceuticals, Inc., the manufacturer of UroCor's ProstaSeed-Registered Trademark- I-125 sources for radiation treatment of prostate cancer. The terms of the purchase agreement called for a combination of $650,000 cash, assumption of certain liabilities and the issuance of 477,700 shares of treasury stock described above for a total value of $4.3 million, including the milestone payments previously made, in addition to certain royalty payments dependent upon the achievement of future sales levels. Under the agreement, Dr. Stanley Mills, Mills Biopharmaceuticals' president and founder, was appointed UroCor's Vice President Product Development for radiation therapies subject to a separate employment agreement and the Company agreed to lease the production facilities from Dr. Mills. This acquisition has been accounted for under the purchase method of accounting. The Company has made a preliminary allocation of the purchase price based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $4.0 million, which is being amortized over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

NOTE 7--SEGMENT REPORTING:

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial

                                  UROCOR, INC.

                               SEPTEMBER 30, 2000

NOTE 7--SEGMENT REPORTING: (CONTINUED)
performance. With the regulatory approvals for two therapeutic products occurring in the first quarter of 2000 and the purchase of manufacturing capabilities of Mills Biopharmaceuticals, described above, the Company is now operating in two reportable segments--1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment now offers ProstaSeed-Registered Trademark- for early stage prostate cancer and PACIS BCG-Registered Trademark- for bladder cancer; the therapeutic revenue activity prior to 2000 was related to a co-promotion agreement with Zeneca, Inc., which entailed the Company's sales force selling two prostate cancer products to urologists, however, the Company had no other direct costs related to sales of these co-promotion products. The Company's management evaluates performance based on several factors. However, the primary measurement focus is "Gross Profit" (revenue less direct costs) and "Operating Income", excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company's segments for the three and nine months ended September 30, 2000 and 1999:

                                                         DIAGNOSTIC    THERAPEUTIC
                                                          SERVICES      PRODUCTS        TOTAL
                                                         -----------   -----------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
Revenue................................................  $12,474,255   $   553,762   $13,028,017
Gross Profit...........................................  $ 8,163,427   $  (416,298)  $ 7,747,129
Operating Income (Loss)................................  $ 4,323,867   $(1,286,409)  $ 3,037,458
THREE MONTHS ENDED SEPTEMBER 30, 1999:
Revenue................................................  $10,051,210   $   959,959   $11,011,169
Gross Profit...........................................  $ 5,694,870   $   785,142   $ 6,480,012
Operating Income (Loss)................................  $ 1,934,670   $   274,310   $ 2,208,980
NINE MONTHS ENDED SEPTEMBER 30, 2000:
Revenue................................................  $36,499,981   $   888,738   $37,388,719
Gross Profit...........................................  $23,620,708   $  (545,822)  $23,074,886
Operating Income (Loss)................................  $11,279,399   $(2,815,229)  $ 8,464,170
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Revenue................................................  $32,517,404   $ 2,065,982   $34,583,386
Gross Profit...........................................  $18,920,471   $ 1,436,565   $20,357,036
Operating Income.......................................  $ 6,766,071   $   384,181   $ 7,150,252

                                  UROCOR, INC.

                               SEPTEMBER 30, 2000

NOTE 7--SEGMENT REPORTING: (CONTINUED)
    Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   ------------------------
                                          2000         1999         2000         1999
                                       ----------   ----------   ----------   -----------
Total for reportable segments........  $3,037,458    2,208,980   $8,464,170   $ 7,150,252
Less: Special charges................          --           --           --     7,409,777
     Corporate expenses..............   2,015,599    2,157,703    6,329,693     6,632,848
                                       ----------   ----------   ----------   -----------
Operating income.....................  $1,021,859   $   51,277   $2,134,477   $(6,892,373)
                                       ==========   ==========   ==========   ===========

NOTE 8--BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

    Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

    For the nine months ended September 30, 1999, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of Diluted Net Loss Per Share because such impact is antidilutive in the period of a net loss (i.e., consideration of such shares would result in a lower Diluted Net Loss Per Share in comparison to the Basic Net Loss Per Share).

    The following table summarizes the calculation of basic earnings per share ("EPS") and the diluted EPS components:

                                            THREE MONTHS ENDED SEPTEMBER 30,         THREE MONTHS ENDED SEPTEMBER 30,
                                                          2000                                     1999
                                         --------------------------------------   --------------------------------------
                                           INCOME         SHARES                    INCOME         SHARES
                                         (NUMERATOR)   (DENOMINATOR)     EPS      (NUMERATOR)   (DENOMINATOR)     EPS
                                         -----------   -------------   --------   -----------   -------------   --------
Net income/shares......................    $691,667       9,802,850                 $154,219       9,663,827
Basic EPS..............................                                  $.07                                     $.02
Effect of Dilutive Securities (stock
  options/ warrants)...................                     382,604                                  441,699
Adjusted net income/shares.............    $691,667      10,185,454                 $154,219      10,105,526
Diluted EPS............................                                  $.07                                     $.02

                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                 2000                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                --------------------------------------   ----------------------------------------
                                  INCOME         SHARES                      LOSS          SHARES
                                (NUMERATOR)   (DENOMINATOR)     EPS      (NUMERATOR)    (DENOMINATOR)      EPS
                                -----------   -------------   --------   ------------   -------------   ---------
Net income/share..............  $1,556,361      9,646,997                $(4,096,264)    10,076,512
Basic EPS.....................                                  $.16                                      $(.41)
Effect of Dilutive Securities
  (stock options/warrants)....                    277,706
Adjusted net income/shares....  $1,556,361      9,924,703                $(4,096,264)    10,076,512
Diluted EPS...................                                  $.16                                      $(.41)

NOTE 10--RECLASSIFICATIONS:

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

    During the nine months ended September 30, 2000, the Company derived over 97% of its revenue from diagnostic products and services that UroCor Labs-TM-provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the nine months ended September 30, 2000, approximately 55%, 35%, 6% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the nine months ended September 30, 2000, the Company derived approximately 3% of its revenue from initial sales of two therapeutic products, ProstaSeed and PACIS BCG. ProstaSeed is a UroCor-branded line of radiation implants that was approved for marketing in February 2000 (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. PACIS BCG is a therapeutic product used in treating certain types of bladder cancer, that received clearance by the United States Food and Drug Administration (the "FDA") for marketing in the United States in March 2000.

RESULTS OF OPERATIONS

    REVENUE. Revenue for the three months ended September 30, 2000 increased 18.3% to approximately $13.0 million compared to $11.0 million for the three months ended September 30, 1999, and increased 8.1% from approximately
$34.6 million to $37.4 million in the first nine months of 2000.

    Diagnostic services revenue increased 24.1% for the three-month period and 12.2% for the nine-month period resulting primarily from the Company's price increases effective January 1, 2000 and August 14, 2000 and an increase in Medicare's reimbursement allowance for most of the Company's tests effective January 1, 2000. The Company's price increases and the increase in Medicare reimbursement allowance resulted in an increase of approximately $2.8 million in revenue for the three months ended September 30, 2000 compared to the same period in 1999 and approximately $6.8 million for the nine months ended September 30, 2000 compared to the 1999 period. This increase was partially offset by a 14.9% decrease in case volume for the three months ended
September 30, 2000 compared to the three months ended September 30, 1999 and a decrease of 13.2% in case volume for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Diagnostic volumes have declined during 2000 primarily as the result of the elimination of certain managed care related marketing programs during the second quarter 1999 and related collection efforts, in addition to the revision of pricing on other contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. In the 2000 third quarter, the Company's client base was approximately 2,450 urologists of which approximately 45% used two or more products compared to approximately 2,620 urologists and approximately 48% using two or more products for the third quarter of 1999. The Company intends to continue focusing its marketing and sales efforts for the remainder of 2000 on improving the diagnostics growth rates and shifting the product mix to its most profitable products.

    Therapeutic products revenue decreased 42.3% from approximately $960,000 during the three months ended September 30, 1999 to approximately $554,000 during the three months ended September 30, 2000, and decreased 57.0% from approximately $2.1 million for the nine months ended September 30, 1999 to approximately $889,000 for the nine months ended September 30, 2000, principally due to the termination on December 31, 1999 of a co-promotion agreement with a product manufacturer. Such termination resulted in a one-time fee of $500,000, which is included in therapeutic products revenue for the three months ended September 30, 1999. The Company's marketing of ProstaSeed and PACIS BCG accounted for substantially all of the therapeutic products revenue for the first nine months of 2000. Therapeutic products revenue in subsequent periods is contingent upon the successful manufacturing and marketing of ProstaSeed and PACIS BCG and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct expenses decreased to 40.5% for the three months ended September 30, 2000 from 41.2% for the three months ended September 30, 1999 and decreased to 38.3% for the nine months ended September 30, 2000 from 41.1% for the nine months ended September 30, 1999. In the aggregate, direct cost of services and products increased 16.5%, from approximately $4.5 million for the three months ended September 30, 1999 to approximately $5.3 million for the three months ended September 30, 2000 and 0.6% from approximately $14.2 million for the nine months ended September 30, 1999 to approximately $14.3 million for the nine months ended September 30, 2000.

    Direct costs for diagnostic services, as a percentage of revenue, decreased to 34.6% for the three months ended September 30, 2000 from 43.3% for the three months ended September 30, 1999 and decreased to 35.3% for the nine months ended September 30, 2000 from 41.8% for the nine months ended September 30, 1999. The Company's price increases discussed above in "Revenue" contributed to these decreased percentages, along with shifts in volume mix towards the Company's higher margin tests. In the aggregate, direct costs for diagnostic services decreased 1.0%, from approximately $4.4 million for the three months ended September 30, 1999 to approximately $4.3 million for the three months ended September 30, 2000, and decreased 5.3%, from approximately $13.6 million for the nine months ended September 30, 1999 to approximately $12.9 million for the nine months ended September 30, 2000. These decreases are primarily related to the decreases in case volumes for both periods, as discussed above in "Revenue", offset by increases in personnel costs related to up-front data and specimen processing and increases in inbound and outbound shipping costs.

    Direct costs for therapeutic products for the three and nine months ended September 30, 2000 are comprised of the manufacturing and overhead costs related to ProstaSeed and direct costs related to PACIS BCG. These direct costs exceeded revenue by 75.2% for the three-month period and by 61.4% for the nine-month period ended September 30, 2000. In aggregate, the direct costs for therapeutic products were approximately $970,000 for the three-month period and approximately $1.4 million for the nine-month period ended September 30, 2000. Attainment of positive gross profit margins for the Company's current therapeutic products is contingent upon increasing sales volumes. Such increases for ProstaSeed are principally dependent on the efforts and results of the Company's product distributors. Volume increases for PACIS BCG are currently limited as the manufacturer has indicated to the Company that sales have reached their production capacity, however, this manufacturer has also indicated that they anticipate increasing such capacity in 2001. Direct costs for the three and nine months ended September 30, 1999 consisted primarily of an allocation of the Company's sales force costs for the co-promotion of two cancer products pursuant to an agreement that terminated at December 31, 1999. In the aggregate, these direct costs were approximately $175,000 for the three-month period and approximately $629,000 for the nine-month period ended September 30, 1999. This allocation of costs ended with the termination of the agreement at year-end 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses decreased to 49.4% for the three months ended September 30, 2000 from 54.4% for the three months ended
September 30, 1999 and decreased to 53.1% for the nine months ended
September 30, 2000 from 53.7% for the nine months ended September 30, 1999. In the aggregate, selling, general and administrative expenses increased 7.5%, from approximately $6.0 million in the three months ended September 30, 1999 to approximately $6.4 million in the three months ended September 30, 2000 and increased 6.9%, from approximately $18.6 million in the nine months ended September 30, 1999 to approximately $19.9 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the three-month period was due principally to increased costs related to personnel, marketing and information systems for the Company's therapeutic products of approximately $82,000, an increase in the provision for doubtful accounts of approximately $304,000 and the absence of an allocation of the sales force to direct cost similar to the allocation for the three months ended September 30, 1999 of approximately $169,000, partially offset by decreased personnel costs of approximately $412,000. The increase in selling, general and administrative expenses for the nine-month period was due principally to increased costs related to personnel, marketing and information systems for the Company's therapeutic products of approximately $836,000, an increase in the provision for doubtful accounts of approximately $982,000 and the absence of an allocation of the sales force to direct cost similar to the allocation for the nine months ended September 30, 1999 of approximately $609,000, offset by decreased personnel costs of approximately $71,000 and decreased conventions and meetings costs of approximately $153,000.

    RESEARCH AND DEVELOPMENT EXPENSES. As a percentage of revenue, research and development expenses decreased to 2.2% for the three months ended September 30, 2000 from 4.0% for the three months ended September 30, 1999 and decreased to 2.9% for the nine months ended September 30, 2000 from 3.6% for the nine months ended September 30, 1999. In the aggregate, research and development costs decreased 34.5%, from approximately $444,000 in the three months ended
September 30, 1999 to approximately $290,000 in the three months ended
September 30, 2000, and decreased 14.1%, from approximately $1.3 million in the nine months ended September 30, 1999 to $1.1 million in the nine months ended September 30, 2000.

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

    The following table sets forth the effects of the special charges on UroCor's operating income (loss), net income (loss) and diluted earnings per share for the nine month period ended September 30, 1999.

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              -------------------
Operating income (loss), as reported........................      $(6,892,373)
Operating income (loss), excluding special charges..........      $   517,404
                                                                  -----------
Net income (loss), as reported..............................      $(4,096,264)
Net income (loss), excluding special charges................      $   749,732
                                                                  -----------
Diluted income (loss) per share, as reported................      $      (.41)
Diluted earnings (loss) per share, excluding special
  charges...................................................      $       .07

    OTHER INCOME (EXPENSE). Other income net of interest expense decreased 21.4%, from approximately $188,000 in the three months ended September 30, 1999 to approximately $148,000 in the three months ended September 30, 2000 and decreased 27.9%, from approximately $631,000 for the nine months ended September 30, 1999 to approximately $455,000 for the nine months ended September 30, 2000. The decline was due principally to decreased cash, cash equivalents and investments compared to the same 1999 periods, resulting from the use of such resources to fund stock repurchases, milestone payments for therapeutic products and the acquisition of the manufacturer of its ProstaSeed product.

    INCOME TAXES. Income tax expense recorded in the three months ended September 30, 2000 was approximately $478,000 compared to income tax expense of approximately $85,000 recorded in the three months ended September 30, 1999 based on a 35.5% effective combined federal and state income tax rate for the three months ended September 30, 1999 and a 40.9% effective combined federal and state tax rate for the three months ended September 30, 2000. For the nine months ended September 30, 1999, an income tax benefit of approximately
$2.2 million was recorded based upon a 34.6% effective tax rate, while an income tax expense of approximately $1.0 million was recorded for the nine months ended September 30, 2000 based upon a 39.9% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, cash, cash equivalents and marketable investments totaled approximately $9.4 million, and the Company's working capital was approximately $22.7 million. As of September 30, 2000, the components of cash, cash equivalents and marketable investments were approximately $6.7 million of cash and cash equivalents and approximately $2.6 million in short-term marketable investments, consisting principally of high-grade fixed income securities with maturities of less than one year.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $11.4 million at September 30, 2000, an increase of approximately $378,000 from December 31, 1999, or 3.4%, principally attributable to increased revenue offset by the collection of $500,000 from a therapeutic product manufacturer relating to the termination at December 31, 1999 of a co-promotion agreement between the Company and the manufacturer.

    At September 30, 2000 and December 31, 1999, the Company's average number of days sales in net diagnostics receivables was approximately 82 and 90, respectively.

    Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs such as Medicare, private insurance plans and managed care organizations.

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

    Therapeutic products revenue for the remainder of 2000 and subsequent periods is contingent upon the successful manufacturing and marketing of ProstaSeed and PACIS BCG and any future acquisition of rights to other therapeutic products that could be marketed by the Company.

    Operating activities provided net cash of approximately $4.0 million for the nine months ended September 30, 2000 compared to net cash provided of approximately $5.9 million for the nine months ended September 30, 1999. The net cash provided by operating activities was primarily the result of net income of approximately $1.6 million and related income tax expense of approximately
$1.0 million, depreciation and amortization of approximately $2.3 million, and an increase in accrued liabilities of approximately $551,000 representing the final payment for a therapeutic product, partially offset by a decrease in accounts payable of approximately $1.1 million.

    Net cash used by investing activities was approximately $2.5 million for the nine months ended September 30, 2000 and consisted primarily of capital expenditures purchases of approximately $2.6 million, milestone payments due to FDA clearance of a therapeutic product of approximately $1.3 million, an increase in other assets of approximately $951,000, payments related to the acquisition of the manufacturer of the Company's ProstaSeed product of approximately $650,000, and an investment in a distributor of the Company's ProstaSeed product of approximately $250,000, offset by maturities of short-term marketable investments of approximately $478,000 and maturities of long-term marketable investments of approximately $2.7 million.

    Net cash used by financing activities was approximately $12,000 for the nine months ended September 30, 2000, consisting primarily of approximately $397,000 for the purchase of treasury shares offset by exercises of stock options by employees, exercises of warrants by shareholders and issuances of stock pursuant to the Company's employee stock purchase plan.

    The Company's capital expenditures of approximately $2.5 million for the nine months ended September 30, 2000, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $695,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances.

    In March 2000, a therapeutic product for bladder cancer for which the Company has distribution rights received clearance from the FDA for marketing in the United States. The total cost of the distribution rights for the product is $3.0 million, of which the Company has paid $2.5 million. With the FDA clearance of this product, all milestones have been met. The Company is obligated to pay the remaining milestone payments during 2000. The final milestone payment of $500,000 was due in October 2000. The Company intends to pay these amounts out of existing cash and investment balances or possibly new debt.

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

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of September 30, 2000, the Company had repurchased approximately $7.6 million (or approximately
1.7 million shares) of its common stock and reissued 477,700 treasury shares for the acquisition of the manufacturer of its ProstaSeed product. The Company intends to fund any such purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at September 30, 2000 consisted primarily of debt securities with maturities as long as one year. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of September 30, 2000 and December 31, 1999, there were no material net unrealized gains or losses on these investments.

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

    From the effective date of the registration statement through September 30, 2000, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working Capital.............................................   3,641,287
Temporary Investments:
    Short-term Commercial Paper.............................   1,507,891
    Long-term Corporate and Treasury Notes..................          --
    Cash Equivalents........................................          --
Other Purposes:
    Development and Expansion of Diagnostic Product Line....   6,231,192
    Development of Information Products and Services and
      Urological Disease Databases..........................   2,852,823
    Development of Therapeutic Product Line.................   7,045,874
    Development and Expansion of Clinical and Research
      Laboratories and Lab Information System...............   3,942,136

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

CAUTIONARY STATEMENTS

    RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company also intends to continue to develop and expand its diagnostic and therapeutic businesses. This growth and expansion has placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. There can be no assurance that the Company will be able to manage successfully the operation and expansion of its diagnostics or therapeutics businesses.

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

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The federal Anti-Fraud and Abuse Amendments to the Social Security Act generally prohibit providers and suppliers of health care services from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making or recommending or arranging for a referral for a service or item covered by a federal or state health care program. The physician self-referral and payment prohibition (commonly referred to as the "Stark law") prohibits physicians, subject to certain exceptions, from making referrals of certain designated health services to entities in which they (or their immediate family members) have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions may be punishable by disallowance of submitted claims, civil monetary penalties or criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. In addition, the DHHS is expected to publish final regulations under the Stark law before the end of the year. There can be no assurance that such final regulations, once published will not require the Company to change or alter its business practices or other arrangements in an effort to comply with the Stark law, and which would have a material adverse effect on the financial condition and results of operation of the Company.

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

    Additionally, with the acquisition of Mills Biopharmaceuticals, Inc. ("Mills Biopharmaceuticals"), the manufacturer of its ProstaSeed product, the Company now is subject to regulation by the United States Environmental Protection Agency, the United States Nuclear Regulatory Commission (the "NRC") and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills Biopharmaceuticals manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations.

    While the Company currently knows of no FDA plans to require FDA approval of assays developed by clinical laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if promulgated in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations. Additionally, an FDA rule provides that in some circumstances involving in-house assays, laboratories must indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement of the Company's clinical laboratory tests.

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

    The FDA currently regulates therapeutic products that the Company licenses or otherwise acquires from third parties for distribution or marketing by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of third parties to address their FDA regulatory issues is outside the Company's control. Failure of such third parties to address their FDA regulatory matters adequately could have a material adverse effect on the Company's financial condition and results of operations.

    The FDA currently also regulates the sale, manufacturing, labeling and record-keeping of the therapeutic products that the Company currently manufactures or markets and that it may market in the future. Failure to comply with applicable requirements could have a material adverse effect on the Company. In addition, most users of the Company's ProstaSeed product are required to possess licenses issued by the state in which they reside or by the NRC. The Company has received 510(k) marketing clearance from the FDA and NRC approval for the ProstaSeed product. Future discovery of previously unknown problems may result in restrictions on a product's marketing, or withdrawal of the product from the market. The commercial distribution in the United States of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA and/or other regulatory agencies, which can take many years and entail significant costs.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and Medicaid and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors increasingly are negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company only may collect from Medicare and Medicaid or other third-party payors for services that those payors have approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical items and services, there is a certain amount of variability with respect to reimbursement among third party payor sources. The Company's Persist product currently is not widely accepted for reimbursement within the healthcare market and remains a relatively new approach to treating incontinence. There can be no assurance that Persist or any other new products the Company may develop or acquire in the future will be accepted for reimbursement by Medicare or Medicaid or other third party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare or Medicaid and other third party payors have, on occasion, denied reimbursement when certain tests are ordered for patients with certain diagnoses while approving reimbursement when those tests are ordered for other diagnoses deemed appropriate by the payor. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

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

    NO ASSURANCE OF ADEQUATE MANUFACTURING AND SUPPLY OF THERAPEUTIC
PRODUCTS. The Company is also dependent on third party manufacturers to produce PACIS BCG and Persist products. In addition, in the case of the Company's ProstaSeed product, UroCor, through its wholly-owned subsidiary, Mills

Biopharmaceuticals, has not previously manufactured this therapeutic product nor any other product in large quantities, and there can be no assurance of UroCor's ability to produce quantities effectively or in a manner compliant with all regulatory requirements. Also, if the Company is unable to produce ProstaSeed, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations.

    DEPENDENCE ON KEY CUSTOMERS. The Company currently markets its ProstaSeed product pursuant to agreements with Mallinckrodt, Inc. ("Mallinckrodt") and Prostate Services of America ("PSA"), and, on a limited basis, through its own sales force. During the first nine months of 2000, sales to Mallinckrodt and PSA accounted for approximately 59% of the Company's therapeutic products revenue. Significant customers may continue to account for a substantial percentage of the Company's therapeutic products revenue in the future. In particular, the Company expects that Mallinckrodt and PSA will continue to be significant customers in the future for the distribution of the ProstaSeed product. There can be no assurance that such customers will maintain their volume of business with the Company. A loss or significant decrease of the Company's sales to such customers could have a material adverse effect on the Company's financial condition and results of operations.

    POTENTIAL THERAPEUTICS PRODUCT LIABILITY OR RECALL. UroCor has been attempting to increase its marketing of therapeutic products; if the Company is successful in these efforts, it will face increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. UroCor currently has product liability insurance; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to cover potential claims. There can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

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

    RISKS ASSOCIATED WITH INVESTMENTS IN MANAGEMENT INFORMATION SYSTEMS. The Company has been investing in the development of information-based capabilities and services which it plans to introduce or use in the future related to the clinical management of urologists' patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in one disease state. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. For example, pursuant to requirements under the Health Insurance Portability and Accountability Act of 1996, in November 1999, the Secretary of the DHHS published proposed regulations governing privacy standards for individually identifiable health information that is electronically transmitted, stored or maintained. Those proposed regulations followed the publication in August 1998, of proposed regulations requiring health care providers that maintain or transmit health information electronically to establish appropriate administrative, technical and physical safeguards to ensure the confidentiality and integrity of health information. The final regulations for both the proposed rules are expected to be published later this year. In addition, the Secretary of the DHHS published proposed regulations adopting standards for eight specific types of electronic transactions and for the code sets used in conjunction with those transactions. Physicians and other persons providing patient information to the Company also are required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to the security, confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or civil or criminal penalties. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

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

                                                       UROCOR, INC.

                                                       By:            /s/ MICHAEL W. GEORGE
                                                            -----------------------------------------
                                                                        Michael W. George
November 2, 2000                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ BRUCE C. HAYDEN
                                                            -----------------------------------------
                                                                         Bruce C. Hayden
                                                              SENIOR VICE-PRESIDENT, CHIEF FINANCIAL
November 2, 2000                                                 OFFICER, TREASURER AND SECRETARY