Form 10-K
period 2000-12-31
UROCOR INC
filed 2001-04-02
CIK 946945

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Aggregate market value of the voting stock (Common Stock) held by non-affiliates
of registrant as of March 28, 2001                                   $82,140,612

    Number of shares of registrant's Common Stock outstanding as of March 28,
2001                                                                   9,864,363

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's proxy statement relating to the 2001 annual meeting of stockholders have been incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                                               PAGE
----                                                                                             --------
PART I.........................................................................................      1

                              1.   BUSINESS....................................................      1

                              2.   PROPERTIES..................................................     25

                              3.   LEGAL PROCEEDINGS...........................................     25

                              4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     25

PART II........................................................................................     26

                              5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                                   STOCKHOLDER MATTERS.........................................     26

                              6.   SELECTED FINANCIAL DATA.....................................     28

                              7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS...................................     29

                             7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                   RISK........................................................     37

                              8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     37

                              9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                   AND FINANCIAL DISCLOSURE....................................     37

PART III.......................................................................................     38

                             10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     38

                             11.   EXECUTIVE COMPENSATION......................................     38

                             12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT..................................................     38

                             13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     38

PART IV........................................................................................     39

                             14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                                   8-K.........................................................     39

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

ITEM 1.  BUSINESS.

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

    The Company provides comprehensive diagnostic services to detect major urologic conditions, enhance the accuracy of prognosis of individual patient's disease, monitor the patient's therapy and identify recurrence of the disease. The Company manufactures ProstaSeed and acquires marketing and co-promotion rights to urologic pharmaceutical products and selected devices. UroCor markets these services and products directly to urologists and managed care organizations across the United States through the Company's urology-focused sales force.

    UroCor also performs research and development work pursuant to which the Company develops, evaluates and customizes new diagnostic products and technologies for use in the Company's diagnostic service offerings and facilitates the development and utilization of the Company's disease databases and related information systems. The Company utilizes information systems to develop proprietary urologic disease databases and disease management models directed at improving the diagnosis and treatment of patients. These efforts led to the development of UroSavant-Registered Trademark-, a proprietary service that tracks individual client's prostate disease management data and compares results to regional and national statistics, as well as the capability to deliver diagnostic reports to clients via the Internet.

    UroCor was incorporated in Delaware in 1988 as the successor to a Texas corporation that was incorporated in 1985.

UROLOGY MARKET

    UroCor serves the segment of the United States urology market consisting of approximately 7,900 office-based urologists, including those affiliated with managed care organizations. These urologists diagnose and treat patients for prostate cancer, bladder cancer, kidney stone disease, incontinence and other complex urologic diseases. Their patients have generally been referred to them by primary care and other physicians.

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

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES

    The table on the following two pages sets forth the Company's principal diagnostic, therapeutic and information products and services in terms of current offerings, expected 2001 offerings and offerings in-process of research and new product development by UroCor in the urology market. The table is also segregated by urologic disease to illustrate the Company's strategy of focusing on urologic disease:

UROCOR--OVERVIEW OF MAJOR PRODUCTS AND SERVICES
---------------------------------------------------------------------------------------------
               PRODUCT CATEGORY                                    PROSTATE
---------------------------------------------------------------------------------------------
DIAGNOSTIC SERVICES

These services assist urologists in             SERUM--TOTAL PSA; COMPLEXED PSA; FREE/TOTAL
diagnosing, selecting appropriate therapies     PSA RATIO
and managing their patients with urologic       These measurements of serum PSA levels help
diseases.                                       urologists to detect initial disease and
The benefits that UroCor provides are:          monitor disease recurrence. UroCor offers a
- Specialization in detection, diagnosis and    broad range of PSA and other serum testing.
  monitoring of urologic diseases.              ANATOMIC PATHOLOGY--PROSTATE BIOPSY
- Specialized uropathology group with           UroCor's board-certified pathologists offer
  significant cumulative experience in these    clinicians increased confidence in diagnosis,
  diseases.                                     having diagnosed 10% of all prostate cancers
- Large prostate database of more than 260,000  diagnosed annually since 1998. This service is
  prostate cases and related disease            anchored by the Company's SextantPlus(SM)
  information resources.                        biopsy kit and report.
- Broad range of advanced technologies and      UROSCORE-REGISTERED TRADEMARK---STAGING
  capabilities to assist in diagnosis and       ALGORITHM
  prognosis.                                    This advanced diagnostic algorithm allows
- Advanced pathology products and services      urologists to better understand the stage of a
  supported by several medical and scientific   patient's disease for selecting appropriate
  peer-reviewed publications.                   treatment alternatives.
                                                DNA PLOIDY ANALYSIS
                                                UroCor's capability and experience with cell
                                                DNA content measurements aid in predicting the
                                                aggressiveness of disease.
---------------------------------------------------------------------------------------------
THERAPEUTIC PRODUCTS
These types of products are targeted to the     BRACHYTHERAPY--RADIATION SEED IMPLANTS
disease states for which UroCor has             UroCor manufactures and markets
complementary diagnostic services and           ProstaSeed-Registered Trademark- Iodine-125
capabilities.                                   implants that are used in the treatment of
The disease states for these products are       early, localized prostate cancer.
compatible with UroCor's marketing,
information services and disease management
approach.
UroCor expects to market these products with
unique service and convenience enhancements
and information resources.
The Company also expects to develop unique
supplementary patient therapeutic decision
tools in support of the therapeutic strategy
in urology.
---------------------------------------------------------------------------------------------
INFORMATION SERVICES
Diagnostic reporting is accessible by clients   INTERNET REPORTING
via the Internet.                               TAILORED PATIENT EDUCATION MATERIAL
UroCor offers advanced information reporting    These patient diagnosis-specific materials are
and disease-specific database capabilities.     available to the urologist with the diagnostic
The Company also offers disease-specific        report via the Internet, fax or mail, to help
databases and disease outcome predictive        educate patients regarding their disease.
models to support client disease information    PROSTATE DISEASE DATABASE
needs.                                          The Company believes it maintains the most
The Company has developed unique, practice-     comprehensive diagnostic prostate database
specific databases and decision support tools   with over 260,000 cases.
based on its national disease-specific          UROSAVANT(SM)
databases.                                      A proprietary service that tracks individual
                                                client's prostate disease management data and
                                                compares results to regional and national
                                                practice statistics.
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                   BLADDER                                          KIDNEY
---------------------------------------------------------------------------------------------
CYTOLOGY PLUS(SM)                               UROSTONE(SM) ANALYSIS
UroCor's pathologists have experience in the    UroCor provides advanced analysis of the
diagnosis of over 24,000 bladder cancers. Such  composition of stones that is used by
expertise is applied to this difficult          urologists to direct treatment.
diagnostic area that requires detection and     UROSTONEMAX24(SM)
analysis of cancer cells in a urine specimen.   This comprehensive evaluation analyzes the
HEMATURIA ANALYSIS                              underlying causes of stone formation that may
This product was developed to help urologists   indicate the likelihood of a recurrence.
determine whether the source of trace of blood  UROSTONE OUTCOMES AND ECONOMIC MODEL
in the urine originated from the kidney or      The Company developed and began marketing in
lower urinary tract.                            2000 a comprehensive review of available
DD23 MARKER ANALYSIS                            databases to support the effectiveness and
This proprietary marker is used in conjunction  efficacy of UroStoneMax24, with the intent to with cytology which helps in the monitoring of  gain managed care business and differentiate
bladder cancer.                                 the product with urologists.
DNA PLOIDY ANALYSIS                             GENERAL SERUM CHEMISTRIES
This computer-assisted image can be used in     UroCor's serum testing capabilities are
conjunction with cytology to assist in the      helpful in understanding the patient's general
detection and prognosis of bladder cancer.      health or overview of a particular disease and
P53 MOLECULAR TESTING                           also provides urologists with one-stop
This proprietary test was developed by UroCor   shopping convenience.
to detect gene mutations, which may predict
cancers that are more aggressive and are more
likely to progress to a higher stage and
grade.
---------------------------------------------------------------------------------------------

CYSTISTAT-REGISTERED TRADEMARK-
UroCor has exclusive U.S. marketing rights for
Cystistat, a treatment for interstitial
cystitis. The manufacturer is pursuing United
States Food and Drug Administration approval.
---------------------------------------------------------------------------------------------

INTERNET REPORTING                              INTERNET REPORTING
TAILORED PATIENT EDUCATION MATERIAL             PATIENT-SPECIFIC TREATMENT PLANS
The Company has developed and expects to        UroCor's patient-specific treatment plan is
market in 2001 patient-specific diagnosis       based on the diagnostic workup of the patient
materials to be delivered to the urologist      delivered in conjunction with the diagnostic
with the diagnostic report via the Internet,    report in kidney stones management.
fax or mail, to help educate patients
regarding their disease.
BLADDER DISEASE DATABASE
The Company is developing and expects to
market in 2001 a comprehensive patient
database to assess specific cases in
comparison to national trends and diagnostic
outcomes.
---------------------------------------------------------------------------------------------

DISEASE MANAGEMENT BUSINESS

DIAGNOSTIC SERVICES

    Branded in the urology market as UroCor Labs(SM), the Company provides to office-based urologists the comprehensive diagnostic services listed in the previous table to detect and diagnose certain major urologic diseases, make a prognosis of the patient's disease, monitor the patient's therapy and identify recurrence of the disease. Diagnostic services generated approximately 97% of the Company's 2000 revenues.

    The Company emphasizes enhanced service, including the delivery of a comprehensive detailed report to the referring physician after completion of each specimen analysis. The Company's relations with its clients are supported through its field-based technical sales specialists and field techs and home-office based client relations representatives, who are responsible for handling inquiries from referring physicians and providing support to the Company's customer base.

    The Company also emphasizes quality performance as demonstrated by continuing accreditation from the Joint Commission of Accredited Healthcare Organizations ("JCAHO"). The JCAHO accreditation survey evaluates a laboratory's performance of functions and processes aimed at continuously improving outcomes, and such accreditation increases UroCor's options for participation in managed care and other contractual arrangements. The Company's laboratory also holds licenses, certification or accreditation under the federal Clinical Laboratory Improvements Act of 1976, as amended ("CLIA"), College of American Pathologists and all required state agencies.

    PROSTATE CANCER

    Management of prostate cancer requires the urologist to screen, detect, diagnose, prognose and treat the patient and monitor recurrence and/or progression of the disease. UroCor has developed and markets products and services that assist the urologist in each of the diagnostic steps in this disease cycle.

    UroCor's PSA products are used in detection of the disease to improve the urologist's ability to identify true positive cancer patients. The Company offers a Free/Total PSA ratio utilizing Total PSA and Complexed PSA products, which is used for improving accuracy of cancer detection in the presence of a negative first biopsy and may increase the urologist's ability to differentiate prostate cancer from benign disease.

    The current standard for diagnosis of the disease after the screening stage is the prostate biopsy. The Company's biopsy product, SextantPlus(SM), is a tool intended to increase the probability of finding small, localized tumor tissue in the prostate and to provide increased information from the specimen which can be used in more accurate prognosis and improved selection of treatment options for the disease. The Company's specimen collection techniques, reporting capabilities and database resources assist the urologist in identifying the location and severity of the disease.

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

    After reaching a treatment decision, the urologist can monitor the patient for evidence of recurrence or eradication of the disease by using the Company's PSA products. To assist the urologist in the monitoring process, in December 1999, the Company introduced its new UroSavant Report that is based upon UroCor's proprietary national prostate database and summarizes certain biopsy and serum PSA statistics on a national, regional and individual basis. The report also lists individual patients' results for biopsies submitted by a particular physician or group over the past quarter.

    BLADDER CANCER

    Some of the difficulties that the urologist faces in the diagnosis and management of bladder cancer include detecting tumors at an early stage, assessing the aggressiveness of tumors and monitoring for disease recurrence and/or progression after treatment. UroCor's Cytology Plus(SM) bladder cancer products provide the urologist with analysis and information capabilities in all significant aspects of the diagnosis and management of the disease. UroCor's bladder cellular analysis incorporates multiple testing capabilities that the Company believes provides increased levels of analysis and corresponding improvements in specificity and sensitivity of test results. The Company's Cytology Plus detection program combines the information from microscopic examinations of a patient's specimen combined, when appropriate, with two different techniques, an analysis of the DNA content in cell nuclei and use of a more specific biomarker to assist in the pathologist's assessment and monitoring for the presence of cancer.

    UroCor's proprietary DD-23 monoclonal-based biomarker assists the pathologist in the cytological monitoring of bladder cancer. The biomarker was licensed from the University of Michigan and developed using in-house, as well as academically acquired clinical specimens.

    UroCor's proprietary molecular-based test for detecting mutations in the p-53 gene helps the urologist predict whether the patient has an aggressive bladder cancer. Presence of such mutations may warrant a more aggressive management strategy. UroCor can perform its p-53 determination using a urine specimen from a patient with bladder cancer, while existing methods for determining the status of a patient's p-53 gene must utilize a bladder biopsy obtained in a hospital surgical procedure. The UroCor assay may be performed on the same urine specimen on which it performs its cellular analysis processes for the initial detection of bladder cancer or for recurrence of the cancer in patients successfully treated for the disease.

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

    KIDNEY STONES

    Kidney stone disease typically requires physical and chemical analysis of the stone, and, in many cases, analysis of patients' urine and serum specimens to assess the risk of disease recurrence and treatment options. Traditionally, the urologist was required to send the kidney stone, urine specimen and serum specimen to different testing service providers. The UroCor Labs kidney stone management system, UroStone(SM), offers a program in which the urologist delivers all specimens to UroCor and the Company provides integrated analysis and reports, as well as patient treatment plan materials specific for each diagnosis.

THERAPEUTIC PRODUCTS

    The Company seeks to provide therapeutic products and services to urologists and radiation oncologists for the care of their patients. For this purpose, the Company attempts to identify opportunities within targeted disease states to license, distribute, acquire from others or co-market urologic therapeutics and related products and services used or prescribed for the treatment of urologic diseases. The Company intends to capitalize on its large urology customer base and the skills of its urology-focused sales force to market such products and services to its client base. The Company plans to differentiate its product and service offerings from those of its competitors through ancillary services, which may include just-in-time inventory management for the physician's office and data base access.

    PROSTATE CANCER

    In January 2000, the Company began marketing
ProstaSeed-Registered Trademark-, a UroCor branded line of Iodine-125 radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer. Brachytherapy is a form of radiation therapy in which up to 80 to 100 seeds may be implanted in the prostate under ultrasound guidance that increasingly is performed as an out-patient procedure requiring no overnight hospital stay. This treatment has become more often selected by early stage prostate cancer patients because it does not dictate removal of the prostate, which can result in side effects such as impotence and incontinence.

    While brachytherapy is an increasingly popular treatment option from the patient's point of view, there are still many unanswered questions regarding which therapy is appropriate for a particular patient or diagnosis. As brachytherapy may also be used in conjunction with external beam radiation, hormonal therapy and other drug therapies, the treatment selection decisions may be further complicated. The Company believes its expertise in advanced diagnostic and prognostic technologies and its capabilities and extensive information systems and resources in prostate cancer cases may contribute to development of more rational processes to help patients and their urologists determine appropriate therapy.

    UroCor acquired worldwide marketing rights for its seeds product pursuant to an agreement entered into in September 1998 with the seeds manufacturer, Mills BioPharmaceuticals, Inc. ("Mills Biopharmaceuticals"), a private company founded in 1992 to commercialize its expertise in adapting radioactive elements in a range of important medical applications. In April 2000, UroCor acquired Mills Biopharmaceuticals and currently manufactures and distributes the seeds product through distributor relationships with Mallinckrodt, Inc. ("Mallinckrodt") and Prostate Services of America ("PSA"). Mallinckrodt sells and distributes ProstaSeed through its 35 nuclear medicine pharmacies and more than 80 independent pharmacies, as well as through its group-purchasing contracts with hospital groups. PSA provides hospitals and physician practices specializing in treating prostate cancer with a variety of services, including training, on-site proctoring, one-stop equipment purchasing and financing, and pre- and post-implant dosimetry, and makes ProstaSeed available to their customers.

    BLADDER CANCER AND OTHER BLADDER CONDITIONS

    In June 2000, pursuant to an agreement with BioChem Pharma, Inc. ("BioChem"), the Company began marketing in the United States
PACIS-Registered Trademark- BCG, a therapeutic product for treating certain types of superficial bladder cancer. The Company distributed the product throughout 2000, however, in February 2001, as a result of the manufacturer's inability to supply the product in accordance with the Company's requirements, UroCor and BioChem terminated the distribution agreement.

    In March 2001, the Company entered into an agreement with Bioniche Life Sciences, Inc. ("Bioniche") providing for exclusive rights to distribute in the United States Cystistat-Registered Trademark-, a treatment for interstitial cystitis, a painful condition of the bladder. Cystistat is approved for use in Canada, Europe and China. The Company's agreement provides that Bioniche will pursue approval from the United States Food and Drug Administration ("FDA") for marketing the product in the United States. The Company currently does not expect FDA approval to be achieved before 2003. The agreement also gives UroCor the option to acquire rights to other therapeutic treatments for prostate and bladder cancer that are currently under development by Bioniche.

    INCONTINENCE

    Pursuant to an agreement entered into in August 1998 between UroCor and DesChutes Medical Products, Inc. ("DesChutes"), UroCor has marketed DesChutes' Persist Treatment System for incontinence. To date, sales of the device have been minimal due to the lack of Medicare reimbursement and other sales and marketing difficulties. Given these challenges, as of March 2001, the Company is negotiating the termination of the agreement with DesChutes and will no longer market the Persist Treatment System.

    OTHER PRODUCTS

    In addition to the products and agreements noted above, the Company plans to pursue the license or acquisition of other therapeutic products for distribution through its sales force.

SALES AND MARKETING

    The Company currently markets its diagnostic services and therapeutic products principally to the segment of the urology market consisting of almost 7,900 office-based urologists in the United States, many of whom are providers for one or more managed care organizations. UroCor has developed a sales force dedicated and trained to market to urologists, including representatives specialized in marketing to national accounts and managed care organizations.

    The Company focuses its sales and marketing resources primarily on increasing penetration and utilization of its products in urologists offices, expanding its client base and adding additional products and services to its product lines.

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

DIAGNOSTIC PRODUCT AND TECHNOLOGY DEVELOPMENT

    The Company combines its own internal discovery and development capabilities with access to external resources at leading academic centers, research institutes and other companies to create new products. The Company then aligns and prioritizes the new product development schedule to support the Company's long-term strategic business plan.

    UroCor's discovery and development activities led to the introduction of several proprietary tests that are currently used in the Company's diagnostic services business. One of the proprietary tests is the DD-23 monoclonal antibody test for bladder cancer monitoring, which is supported by a technology license with the University of Michigan. Another of the proprietary tests is the molecular-based p-53 gene mutation test for bladder cancer prognosis, which was developed through a license and a collaboration with Ambion, Inc. and under National Cancer Institute's SBIR Phase I and Phase II grants.

    The Company is also developing patented, computer-assisted imaging technology known as quantitative nuclear grading (QNG-TM-), which measures the degree of disorganization of genetic material within cancer cell nuclei. The QNG measurement serves as an additional input variable that can be included in the array of pathology and clinical laboratory variables used in proprietary or patent-protected algorithms used to predict stage, tumor aggressiveness or potential response to therapy in prostate cancer patients. The new QNG variable and algorithms are being evaluated along with other advanced technologies in collaboration with Johns Hopkins Medical Institutions in a project directed at utilizing such approaches and even more powerful prognostic tools to manage prostate cancer patients. The collaboration is partially funded under a 2 1/2-year grant initiated in 1998 from the Department of Defense. The same QNG technology is also being investigated for potential evaluation of bladder cytology specimens from bladder cancer patients being monitored for their disease status.

    During the early to mid-1990's, the Company conducted a gene discovery program in the field of prostate cancer resulting in patent positions on 42 novel genes and expressed sequence tags (ESTs) differentially regulated in prostate cancer. The Company selected and is currently evaluating certain of these discovered genes as potential new tissue-based and serum-based biomarkers that may improve the detection, diagnosis and prognosis of prostate cancer. The Company is also seeking licensing partners to purchase intellectual property rights or to assist with the research and development of these novel genes for diagnostic and therapeutic applications.

    The Company's research and development resources, with assistance from the Company's information systems resources, have created new, disease-specific databases from the Company's diagnostic laboratory information system used to store client specimen results. Such information databases are being used to develop products intended to enhance the Company's delivery of results to its clients. UroCor is working with its client urologists to obtain additional case information including test results that are entered into the Company's proprietary patient disease-specific databases. In addition, the Company establishes new and maintains existing academic and research institution relationships that provide clinical and surgical pathology specimens as well as follow-up information to supplement its internal disease databases. The Company combines its specimen repository, disease databases and range of technical expertise to evaluate new technologies and products facilitating determination of the contribution that they may represent to the Company's business strategy. The databases are also used to develop peer-reviewed publications in support of UroCor's long-term urology disease management strategy.

    The primary purpose of the Company's research and development activities is to develop additional diagnostic and prognostic products and technologies for the urology market and to support existing products and services through preventative maintenance, enhancement and quality improvement. Additionally, UroCor believes that some of the technologies acquired or in development in the Company's research and development programs may have applications in diagnostic and therapeutic product development outside the scope of UroCor's service business. The Company is seeking potential partners for further development of such products.

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

    The Company developed in 1997 and subsequently has maintained its own proprietary Internet-based wide area network providing a communication channel between UroCor and its physician clients. In October 1999, UroCor signed an agreement with WebMD to make their Internet portal available to clients as an alternative to the UroCor Internet report delivery. Both of these Internet-based services provide clients with convenient access to the case reports on their patients' current diagnostic findings. The Company is in the pilot stages of a project in collaboration with WebMD to expand the number of clients accessing Internet report delivery. Future projects may include capabilities to allow clients to send their test requests and patient and billing information to the Company in advance of a specimen.

    The Company is assessing the value of further developing prostate, bladder and kidney stones disease-specific databases and certain outcomes tracking and related information management tools. The Company's LithoSavant system for kidney stones management is an example of the type of useful information product that can result from this work. LithoSavant was developed in partnership with the American Lithotripsy Society ("ALS") to provide standardized data collection and outcomes reporting and a comprehensive national database for lithotripsy and kidney stones disease. In March 2001 UroCor transferred the LithoSavant database and related software tools to the ALS and will forego any continuing rights to LithoSavant. The Company, however, continues to see the long-term value of such databases in providing urologists with further tools to assess the relative effectiveness of different treatment modalities and to improve the management of their patients. The Company believes such value is demonstrated by the Company's UroSavant product, a proprietary service that tracks individual client's prostate disease management data and compares results to regional and national practice statistics. The Company intends to continue to pursue value-added use of the large amounts of data accumulated by the Company for the diagnostic tests it performs.

COMPETITION

    The market for providing urologists and managed care organizations with disease management systems and services is an emerging market. The Company is not aware of any other company in urology that currently is providing the comprehensive approach pursued by the Company, however, the Company believes there is growing recognition from pharmaceutical manufacturers of the advantages of an integrated approach to diagnosis and treatment.

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

    In the therapeutics segment of the urology market, surgery performed by urologists as well as many other therapeutic products currently compete with or will compete with the Company's distribution of the Company's ProstaSeed radiation implants for prostate cancer and the Company's anticipated Cystistat product for interstitial cystitis. Many major and other pharmaceuticals companies that can deploy larger sales organizations and research and development efforts than the Company, compete for sales of other urologic drugs and devices. Because of its existing relationships with urologists and its specialized sales force, the Company believes that it has the ability to compete in this market.

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

    The Company's clinical laboratory is certified under CLIA, and participates in the federal Medicare program and certain state Medicaid programs. Failure to comply with the applicable CLIA requirements could result in loss of certification or other penalties and could prevent the Company from being able to bill and collect for its laboratory services. In addition, the laboratory is accredited by the College of American Pathology. Because the Company provides clinical testing services to patients nationwide, its laboratory also is licensed under the laws of those state or local governments which the Company is aware have clinical laboratory regulation programs applicable to out-of-state laboratories. The Company believes that it has obtained all such licenses required for its operations and is in compliance in all material respects with all such applicable regulations.

    In addition, certain regulatory authorities require participation in a proficiency testing program approved by the United States Department of Health and Human Services (the "DHHS") for each of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and licensure under CLIA. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory. The Company believes it is in compliance in all material respects with all regulations applicable to such testing programs.

    Additionally, with the acquisition of Mills Biopharmaceuticals in April 2000, the Company now is subject to regulation by the United States Environmental Protection Agency, the United States Nuclear Regulatory Commission (the "NRC") and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills Biopharmaceuticals manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is subject to regulation by the Board of Pharmacy in each state where the ProstaSeed product is sold.

    The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the federal Social Security Act (the "Federal Anti-Kickback Law") proscribe the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for
(i) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a "federal health care program" (defined generally as "any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government" other than the Federal Employees Health Benefits Program, and certain state health care programs), or (ii) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. Limited "safe harbor" regulations define a narrow scope of practices that will be exempted from federal prosecution or other enforcement action under the Federal Anti-Kickback Law, but those do not cover a wide range of activities frequently engaged in among hospitals and physicians and other third parties. Activities that fall outside the safe harbor rules are not necessarily illegal, although they may be subject to increased likelihood of scrutiny, investigation or prosecution. The Federal Anti-Kickback Law contains both criminal and civil sanctions that are enforced by the Office of Inspector General ("OIG") of DHHS and the United States Department of Justice (the "DOJ"). Civil sanctions may include, among others, exclusion from participation in the Medicare and state health care programs and civil money penalties.

    Congress made sweeping changes to various health care fraud provisions in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA called upon the Secretary of DHHS to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. For example,

HIPAA expanded fraud and abuse sanctions to all "federal health care programs", other than the Federal Employees Health Benefits Program. HIPAA called for additional potential penalties and sanctions, including increased monetary penalties and the exclusion of (i) individuals with direct or indirect ownership or controlling interest in a sanctioned entity if the individual knows or should know of the action constituting the basis for the conviction or exclusion of the entity and (ii) officers or managing employees of the entity. HIPAA also created a federal crime of health care fraud that applies to anyone who knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program affecting commerce, including any public or private plan or contract, under which any medical benefit, item or service is provided to any individual.

    The Balanced Budget Act of 1997 ("BBA") expanded the sanctions under the Federal Anti-Kickback Law to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited or received, without regard to whether a portion of such remuneration was offered, paid, solicited or received for a lawful purpose. The BBA also further expanded anti-fraud funding, revised the resource-based relative value scale system and called for the United States government to trim the growth of federal spending on Medicare by $115.1 billion and Medicaid by $13 billion over the subsequent five years. Although the Balanced Budget Refinement Act of 1999 reformed certain provisions of the BBA, the Company does not anticipate that its effects will significantly curb the impact of the BBA provisions on the Company.

    Certain states have also enacted similar illegal remuneration statutes that apply to healthcare services reimbursed by private insurance, not just those reimbursed by a federal or state health care program. In certain instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. This is a matter of state law and must be reviewed on a state-by-state basis. The Company believes that it is acting in compliance in all material respects with all such state laws.

    There is ever-increasing scrutiny by federal and state law enforcement authorities (including OIG and DHHS), the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Law enforcement authorities, the courts and Congress have demonstrated a willingness to look behind the formalities of an entity's structure to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent federal court decisions and activities initiated by the OIG, and, generally, courts have taken a broad interpretation of the scope of the Federal Anti-Kickback Law. Some courts have held that the Federal Anti-Kickback Law may be violated if merely one purpose of a payment arrangement is to induce future referrals regardless of whether there are other, legitimate purposes.

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

    Another federal provision, the physician self-referral and payment prohibition (commonly referred to as the "Stark law"), generally forbids, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services", for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship". A "financial relationship" under the Stark law includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The Stark law became effective in January 1992 for clinical laboratory services ("Stark I") and in January 1995 for ten other designated health services ("Stark II"). Final Stark I regulations became effective in August 1995. Stark II proposed regulations were published in January 1998. In January 2001, the Health Care Financing Administration ("HCFA") published the first portion of the final Stark II regulations in the FEDERAL REGISTER as a final rule with 90-day comment period ("Phase I"). Phase I addresses only those sections of the Stark II statute that (i) describe the prohibition on certain physician referrals, (ii) provide for the general exceptions to both ownership and compensation arrangements and (iii) discuss the definitions and special rules section of the statute. In addition, Phase I introduces several new final regulatory exceptions. Phase I is not effective until January 4, 2002, except for a single provision regarding compensation by a home health agency to a physician. HCFA has stated that the delay in the effective date is intended to allow individuals and organizations sufficient time to restructure their current arrangements to come into compliance with Phase I of the regulations. Nonetheless, HCFA cautions that until the final regulations are effective, the Stark statute, "in its entirety, remains in full force and effect with respect to all" designated health services. In addition, on January 20, 2001, President Bush announced a regulatory review plan, which has the effect of delaying for 60 days the effective dates of any of the Clinton administration's regulatory actions that were published, but had not taken effect as of January 20, 2001, including Phase I. Until the comments regarding Phase I are addressed and until Phase II is published, the content of the final regulations and the steps, if any, the Company may need to take to be in compliance with the Stark law remain uncertain. Penalties for violating the Stark law include denial of payment for any service rendered by an entity in violation of the prohibition, civil money penalties or exclusion from the Medicare and Medicaid programs.

    The Stark law provisions also include specific reporting requirements providing that each entity furnishing covered items or services must provide the Secretary of DHHS with certain information concerning its ownership, investment and compensation arrangements. The information must be provided in such form, manner and times as the Secretary of DHHS specifies. Reportable information includes the identification of all physicians who have a financial relationship with the entity. The Secretary of DHHS has deferred indefinitely these reporting requirements pending the Secretary's development of implementation procedures and a streamlined reporting system. Failure to adhere to these reporting requirements, once effective, may subject the entity to significant civil monetary penalties.

    A number of states, including New York and California, have enacted similar prohibitions to the Stark law, which cover all referrals, not just Medicare and Medicaid business. These very restrictive state laws prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Stark law and similar state provisions are very broad in scope and the agencies responsible for their investigation and prosecution have considerable discretion. Although the Company seeks to structure its practices to comply with applicable provisions of the Stark law and similar state laws, it is unable to predict how these laws may be applied or interpreted in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could affect the Company's operations under certain circumstances.

    The Federal Civil False Claims Act ("the Civil False Claims Act") generally prohibits the knowing filing of a false or fraudulent claim for payment to the United States government, the knowing use of a false record or statement to get a false or fraudulent claim paid by the United States government and conspiracy to defraud the United States by getting a false or fraudulent claim allowed or paid. Penalties under the Civil False Claims Act include treble damages plus civil money penalties of not less than $5,000 or more than $10,000 for violations occurring on or before September 29, 1999 and not less than $5,500 and not more than $11,000 for violations occurring after September 29, 1999, for each such claim filed. The Civil False Claims Act also authorizes private citizens with knowledge of the filing of false claims to bring an action under the Act in the name of the United States. Such actions, commonly known as QUI TAM or "whistleblower" lawsuits, are filed under seal and are served only upon the United

States so that the government can investigate the allegations and determine whether to take over the conduct of the litigation itself or to permit the QUI TAM plaintiff to conduct the litigation on his or her own. In such actions, the defendant is not notified of the lawsuit until after the government has determined whether or not it will take over the litigation, or unless the United States seeks the court's permission to discuss the case with the defendant, usually for the purposes of settlement discussions. The QUI TAM plaintiff is entitled to a share of any recovery ultimately received by the United States.

    Federal law also includes criminal false claims provisions. The criminal provisions generally prohibit, among other things (i) false claims, i.e., knowingly or willfully making or causing to be made any false statement or representation of material fact in any claim or application for benefits under a federal health care program, (ii) false statements, i.e., knowingly and willfully making or causing to be made, or inducing or causing to be induced, the making of any false statements of material facts with regard to an institution's compliance with conditions of participation for the purposes of certification, and (iii) failure to refund, knowingly and with fraudulent intent, Medicare and Medicaid funds that were not properly paid. Criminal violations are punishable by up to five years in prison and fines up to $500,000 for each offense.

    In July 1998 and March 1999, the Company received Civil Investigative Demands ("CIDs") from the DOJ issued under the Civil False Claims Act concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs, submitted false statements in support of false claims or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. In February 2001, the Company reached a tentative agreement with the DOJ to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement.

    In the event the Company and the DOJ were unable to consummate the proposed settlement, no assurances may be given regarding the resolution of the DOJ investigation, and the Company is unable to predict its impact, if any, on the Company. If the DOJ or, if applicable, any other plaintiff were to pursue and prevail on matters that may arise from this investigation, any judgment resulting from such litigation or any administrative penalties, including, without limitation, significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

    In February 1999, in connection with the Company's efforts to structure its practices to comply with applicable laws, the Company approved and commenced the implementation of a Compliance Program for the detection and prevention of violations of applicable laws and other standards of conduct and policies adopted by the Company. The Company's program is based in part on the model compliance plan for clinical laboratories published by the OIG and on other model and actual compliance plans adopted by other companies. In an effort to monitor and improve the Company's program, the Company also engaged third-party consultants to review the program. Although the Company endeavors to implement and operate an effective compliance program, no assurances may be given regarding the effectiveness of the program in the detection or prevention of any particular violation or compliance in any particular factual situation.

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

THIRD-PARTY REIMBURSEMENT

    In 1998, 1999 and 2000, the Company received approximately 46%, 46% and 52%, respectively, of its revenue from services performed principally for beneficiaries of the Medicare program. Under federal law and regulation, for most of the services performed for Medicare beneficiaries, the Company must accept reimbursement from Medicare as payment in full, subject to applicable co-payments and deductibles. From time to time, federal budget legislation has instituted changes in Medicare's fee schedule relating to reimbursement for laboratory services, which constitute a significant portion of the services furnished by the Company. Other legislative proposals have been made that, if enacted, could have an adverse effect on reimbursement of laboratory services. In addition, a significant portion of the services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services that are reimbursed by Medicare based on a methodology known as resource-based relative value scale ("RBRVS"). In 1997, Congress revised the RBRVS system and changed the manner in which fees are updated. This change and any future changes to the RBRVS system could have an adverse effect on the Company's Medicare reimbursement for physician pathology services. Medicare increased reimbursement rates effective January 1, 2001 for many of the physician pathology services that UroCor provides, while Medicare rates for most other laboratory services provided by UroCor were unchanged to slightly decreased. Congress may consider significant changes in Medicare reimbursement for clinical laboratory services. There can be no assurance as to how such changes, if enacted, would affect the Company.

    Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some third-party payors, but have not been established for all services or by all insurance carriers with respect to any particular service. Although substantially all of the Company's typical, non-investigational services receive reimbursement at various rates or on a case-by-case basis, some of the services that the Company may provide in the future may not be approved by Medicare or some other third-party payors and reimbursement rates on such services cannot be predicted. The Company cannot collect from Medicare or any other third-party payor for services not approved by them for reimbursement. Approval by Medicare or other federal agencies does not assure approval by other third-party payors. Most third-party payors, including Medicare, do not reimburse for services that they determine to be experimental, investigational or otherwise not reasonable and necessary for diagnosis or treatment of an illness or injury. Formal coverage determinations are made, however, with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier that processes claims for reimbursement within the carrier's geographic jurisdiction. Such determinations are limited in application to that carrier's geographic jurisdiction, meaning that there are often multiple rules that the Company must follow pertaining to a single issue. Medicare may retroactively audit and review its prior payments to the Company, and may determine that certain of those payments must be returned. The Medicare carrier also may impose prepayment review on some or all claims for payment before reimbursing the Company. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates and carrier limitations on the coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's results of operations and financial condition.

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

    The Company has registered the service marks UROCOR-Registered Trademark-, THE UROLOGY COMPANY-Registered Trademark-, UROCOR LABS(SM), THE UROLOGICAL CHOICE-TM-, PROSTASEED-Registered Trademark-(), UROSAVANT(SM),
LITHOSAVANT-Registered Trademark-, SEXTANTPLUS(SM), UROSTONE(SM),
UROSCORE-Registered Trademark- and CYTOLOGYPLUS(SM) with the United States Patent and Trademark Office.

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

EMPLOYEES

    At December 31, 2000, the Company had 352 full-time and 16 part-time employees, of which 130 were employed in diagnostic services operations and support, 26 at Mills Biopharmaceuticals, 111 in sales and marketing, 9 in scientific research and development, and 92 in general and administrative. At December 31, 2000, the Company employed, full time, 7 persons with M.D. degrees and 3 persons with Ph.D. degrees.

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

    Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Federal Anti-Kickback Law and the Stark law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item or purchasing, ordering or leasing a service or item, and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

    In July 1998 and March 1999, the Company received Civil Investigative Demands ("CIDs") from the DOJ issued under the Civil False Claims Act concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs, submitted false statements in support of false claims or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. In February 2001, the Company reached a tentative agreement with the DOJ to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement.

    In the event the Company and the DOJ were unable to consummate the proposed settlement, no assurances may be given regarding the resolution of the DOJ investigation, and the Company is unable to predict its impact, if any, on the Company. If the DOJ or, if applicable, any other plaintiff were to pursue and prevail on matters that may arise from this investigation, any judgment resulting from such litigation or any administrative penalties, including, without limitation, significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

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

    Additionally, with the acquisition of Mills Biopharmaceuticals, the manufacturer of its ProstaSeed product, the Company now is subject to regulation by the United States Environmental Protection Agency, the NRC and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills Biopharmaceuticals manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is subject to regulation by the Board of Pharmacy in each state where the ProstaSeed product is sold.

    While the Company currently knows of no plans that the FDA has to require FDA approval of assays developed by laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company's in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company's financial condition and results of operations. Additionally, FDA regulations require that in some circumstances involving in-house assays, laboratories are required to indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement of the Company's diagnostic laboratory tests.

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

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT. The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. There can be no assurance that any new products the Company currently has under development will be accepted for reimbursement by Medicare or other third party payors. Such uncertainty makes the amount and timing of such products' reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

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

    POTENTIAL HEALTH CARE REFORM. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the BBA that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. In addition, HCFA has made a number of proposals regarding the payment and coverage of clinical laboratory services including the development of national coverage policies. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

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

    UNCERTAINTIES RELATED TO THE REGULATORY REVIEW OF THERAPEUTIC PRODUCTS. The Company has a collaboration agreement with Bioniche Life Sciences, Inc., for a therapeutic product for use in treating interstitial cystitis, a painful condition of the bladder. Pursuant to the agreement, Bioniche is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. The Company can give no assurance that approval will be obtained.

    NO ASSURANCE OF SUCCESSFUL MARKETING ARRANGEMENTS FOR THERAPEUTIC
PRODUCTS. The Company conducts marketing activities for therapeutic products. The Company currently has acquired distribution rights for one therapeutic product. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company's ProstaSeed product. These agreements can be terminated by either party. While the Company has previous experience marketing four other therapeutic products, there can be no assurance that the Company's future efforts will be successful or that the other product distributors' efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical product and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed to the radiation oncology and medical oncology markets that are being pursued for sales of the Company's ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

    In addition, the Company is and will be dependent on third-party manufacturers to produce the products that are the subject of the Company's marketing and distribution agreements. If such manufacturers are unable to produce the products, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company's marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company's financial condition and results of operations. In addition, in the case of the Company's ProstaSeed product, the Company has been manufacturing this therapeutic product for only approximately 12 months and there can be no assurance that the Company will be able to produce quantities effectively or in a manner compliant with all regulatory requirements.

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

    UNCERTAINTIES RELATED TO ACCOUNTS RECEIVABLE. Virtually all of the Company's diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company's accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company's cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pays, deductibles and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company had difficulty in its related collection efforts. During the second quarter of 1999, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful and recorded an additional provision. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collections results and, in response to the unsent invoices, it has undertaken additional initiatives to further improve claims efficiencies and collections results, in addition to assessing the ultimate collectibility of outstanding balances. While the Company's management believes it has made progress by reorganizing and streamlining its accounts receivable and billing functions, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company's ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company's results of operations.

    RISKS ASSOCIATED WITH INVESTMENTS IN MANAGEMENT INFORMATION SYSTEMS. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce or use in the future related to the clinical management of urologists' patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in two disease states. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

    RISKS ASSOCIATED WITH DEVELOPMENT OF DATABASES. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. Virtually all states have enacted laws governing the confidentiality of health information. At the federal level, the Secretary of the DHHS has published two final regulations in the area of health information that could have significant effects on the operations of health care providers, including the Company. The first regulation, published in August 2000, governs electronic transactions and health information, and adopts standards for eight types of transactions and their code sets, including health care payment and remittance advice. The second regulation, published in December 2000, establishes the first federal privacy regulation regarding the use and disclosure of personal health information, and will apply to most health care providers, health insurers and health care clearinghouses. This regulation restricts the manner in which covered health care entities may use and disclose health information, and allows patients greater access to their medical records. If the Company is found to have violated any law or regulation with regard to the privacy, security, confidentiality, dissemination or use of a patient's health information, it could be liable for damages or civil or criminal penalties. On February 26, 2001, DHHS announced that due to an administrative oversight, the effective date of the final privacy regulations was delayed until April 14, 2001. This means that covered entities generally will have until April 14, 2003 to come into compliance with the requirements of the new regulations. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. There can be no assurance, however, that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its urology disease information database and related treatment. The Company intends to continue to monitor and review the interpretation and enactment of laws and regulations which affect the Company's plans to develop and market its urology disease information database. In addition, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's plans to develop and market its urology disease information database.

    UNCERTAINTIES RELATED TO MANAGED CARE. Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is focused on the field of urology, and managed care providers tend to contract exclusively with companies that serve a wider breadth of the healthcare market. There can be no assurance that the Company will be able to overcome this managed care trend. If the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of the physician's needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of business from key urologists and their patients could have a material adverse affect on the Company's financial condition and results of operations.

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

    ACCESS TO CAPITAL. Historically, the Company's growth has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its current level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the Company to seek additional resources. There is no assurance that the Company would be able to obtain such financing on acceptable terms.

    POSSIBLE VOLATILITY OF STOCK PRICE OF COMMON STOCK. There has been a history of significant volatility in the market prices for shares of companies engaged in the health care and biotechnology fields, and the market price of the shares of the Company's Common Stock may be highly volatile. Factors such as fluctuations in the Company's quarterly revenues and operating results, announcements of technological innovations or new analytical services by the Company and its competitors and changes in third-party reimbursement and governmental regulation may have a significant effect on the market price of the Common Stock. In addition, any regulatory announcements or action with respect to the DOJ investigation, or the current tentative settlement of certain matters covered by the DOJ investigation, could have a negative impact on the market price of the Common Stock pending and regardless of the ultimate outcome of any matter under investigation.

ITEM 2.  PROPERTIES.

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

ITEM 3.  LEGAL PROCEEDINGS.

    In July 1998 and March 1999, UroCor received Civil Investigative Demands from the United States Department of Justice (the "DOJ") concerning certain allegations against the Company. The Company has reached a tentative settlement with the DOJ regarding these matters. These matters are discussed in more detail in Item 1. Business--Government Regulation and --Cautionary Statements-- Uncertainties Related to Government Regulation and Enforcement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET FOR THE COMMON STOCK

    The Company's Common Stock is listed on the Nasdaq National Market under the symbol "UCOR". The table below sets forth the high and low sales prices of the Common Stock in each quarter of 1999 and 2000, and the first quarter of 2001 through March 28, 2001, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions.

                                                   1999                  2000                   2001
                                                PRICE RANGE           PRICE RANGE           PRICE RANGE
                                            -------------------   -------------------   --------------------
                                              HIGH       LOW        HIGH       LOW        HIGH        LOW
                                            --------   --------   --------   --------   --------   ---------
First Quarter(1)..........................     6 1/2      4 5/16     8 5/16     3 3/4      12 3/16         7
Second Quarter............................     5 7/8      3          5 1/4      3 3/8      --             --
Third Quarter.............................     5 1/4      3 1/2      8 13/16    4 3/8      --             --
Fourth Quarter............................     4 1/4      2 3/4      9 1/4      5 17/32    --             --

------------------------

(1) Through March 28, 2001.

    As of March 28, 2001, the last sales price per share of the Common Stock, as reported by The Nasdaq Stock Market, was $8 15/16.

    As of March 28, 2001, the Company's 9,864,363 shares of Common Stock outstanding were held by 83 stockholders of record and approximately 2,300 beneficial stockholders.

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

    From the effective date of the registration statement through December 31, 2000, the following table identifies the purposes and amounts of the net proceeds from the offering paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working capital.............................................   3,641,287

TEMPORARY INVESTMENTS:
  Short-term commercial paper...............................     874,712
  Long-term corporate and treasury notes....................          --
  Cash equivalents..........................................          --

OTHER PURPOSES:
  Development and expansion of diagnostic product line......   6,231,192
  Development of information products and services and
    urologic disease databases..............................   2,897,130
  Development of therapeutic product line...................   7,634,746
  Development and expansion of clinical and research
    laboratories and laboratory information system..........   3,942,136

    None of the net proceeds have been paid directly or indirectly to directors, officers, general partners or their associates, to persons owning 10% or more of any class of equity securities or other affiliates.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 2000, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1997       1998       1999       2000
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue...................................  $ 26,522   $32,952    $ 47,606   $ 45,508   $ 52,622
Operating expenses:
  Direct cost of services and products......     9,966    12,574      19,263     18,650     19,826
  Selling, general and administrative
    expenses................................    12,735    16,822      22,999     25,113     27,790
  Research and development..................     2,448     2,225       1,953      1,609      1,370
  Special Charges...........................        --        --       8,206      7,410     10,290
                                              --------   -------    --------   --------   --------
    Total operating expenses................    25,149    31,621      52,421     52,782     59,276
                                              --------   -------    --------   --------   --------
  Income (loss) from operations.............     1,373     1,331      (4,815)    (7,274)    (6,654)
                                              --------   -------    --------   --------   --------
Other income (expense)......................       990     1,484         821        854        675
                                              --------   -------    --------   --------   --------
Income (loss) before income taxes...........     2,363     2,815      (3,994)    (6,420)    (5,979)
                                              --------   -------    --------   --------   --------
Income tax benefit..........................        --     1,437       1,518      2,311      1,159
                                              --------   -------    --------   --------   --------
Net income (loss)...........................  $  2,363   $ 4,252    $ (2,476)  $ (4,109)  $ (4,820)
                                              ========   =======    ========   ========   ========
Basic net income (loss) per common
  share(1)..................................  $    .27   $   .42    $   (.24)  $   (.41)  $   (.50)
                                              ========   =======    ========   ========   ========
Weighted average common and common
  equivalent shares outstanding(1)..........     8,731    10,203      10,402      9,903      9,690
                                              ========   =======    ========   ========   ========
Diluted net income (loss) per common
  share(1)..................................  $    .24   $   .38    $   (.24)  $   (.41)  $   (.50)
                                              ========   =======    ========   ========   ========
Weighted average common and common
  equivalent shares outstanding--assuming
  dilution(1)...............................     9,832    11,053      10,402      9,903      9,690
                                              ========   =======    ========   ========   ========

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1997       1998       1999       2000
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and marketable investments.............  $ 33,475   $25,606    $ 19,204   $ 11,054   $ 12,491
Working capital.............................    34,910    37,389      34,447     21,620     13,382
Total assets................................    50,270    54,452      53,320     42,162     51,329
Long-term liabilities.......................       659       218           9         --      1,239
Accumulated deficit.........................   (11,991)   (7,739)    (10,215)   (14,324)   (19,144)
Total stockholders' equity..................    45,687    50,755      48,835     37,874     35,106

------------------------

(1) Computed on the basis described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

    UroCor markets a comprehensive range of integrated products and services directly to urologists and managed care organizations to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, and kidney stone and other complex urologic disorders. The Company's primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

    During the year ended December 31, 2000, the Company derived approximately 97% of its revenue from diagnostic products and services that UroCor Labs-TM-provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the year ended December 31, 2000, approximately 52%, 37%, 7% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

    During the year ended December 31, 2000, the Company derived approximately 3% of its revenue from initial sales of two therapeutic products, ProstaSeed and PACIS BCG. ProstaSeed is a UroCor-branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer that received regulatory approval for marketing in January 2000. The Company began marketing PACIS BCG, a therapeutic product used in treating certain types of bladder cancer, in June 2000. In February 2001, as a result of the inability of the manufacturer of the product to provide UroCor with adequate supplies of the product, the Company and the manufacturer agreed to terminate the Company's distribution agreement for the product. The Company intends to pursue and acquire new therapeutic products for marketing to its clients.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1998          1999          2000
                                                            --------      --------      --------
Revenue...............................................       100.0%        100.0%        100.0%
Operating expenses:
  Direct cost of services and products................        40.5          41.0          37.7
  Selling, general and administrative expenses........        48.3          55.2          52.8
  Research and development............................         4.1           3.5           2.6
  Special charges.....................................        17.2          16.3          19.6
                                                             -----         -----         -----
    Total operating expenses..........................       110.1         116.0         112.7
                                                             -----         -----         -----
Loss from operations..................................       (10.1)        (16.0)        (12.7)
Other income..........................................         1.7           1.9           1.3
                                                             -----         -----         -----
Net loss before income taxes..........................        (8.4)        (14.1)        (11.4)
Income taxes..........................................         3.2           5.1           2.2
                                                             -----         -----         -----
Net loss..............................................        (5.2)%        (9.0)%        (9.2)%
                                                             =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUE. Revenue increased 15.6%, from approximately $45.5 million in 1999 to approximately $52.6 million in 2000.

    Diagnostic services revenue increased 18.9% for 2000 resulting primarily from the Company's price increases effective January 1, 2000 and August 14, 2000 and an increase in Medicare's reimbursement allowance for most of the Company's tests effective January 1, 2000. The Company's price increases and the increase in Medicare reimbursement allowance resulted in an increase of approximately $9.7 million in revenue for 2000 compared to 1999. This increase was partially offset by a 13.9% decrease in case volume for 2000 compared to 1999. Diagnostic volumes declined during 2000 primarily as the result of the elimination of certain managed care related marketing programs during the second quarter 1999 and related collection efforts, in addition to the revision of pricing on other contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. The Company's client base at the end of 2000 was approximately 2,425 urologists of which 45% used two or more products compared to 2,650 urologists at the end of 1999 of which 47% used two or more products.

    Therapeutic products revenue decreased 36.4% from approximately
$2.5 million for 1999 to approximately $1.6 million for 2000 principally due to the termination on December 31, 1999 of a co-promotion agreement with a product manufacturer. Such termination resulted in a one-time fee of $500,000, which was included in therapeutic products revenue for 1999. The Company's marketing of ProstaSeed and PACIS BCG accounted for substantially all of the therapeutic products revenue for 2000. In February 2001, the Company and the manufacturer of the Company's PACIS BCG product, terminated the Company's distribution agreement. Therapeutic products revenue in subsequent periods is contingent upon the successful manufacturing and marketing of ProstaSeed and the future acquisition of rights, the development of and the obtaining of appropriate United States Food and Drug Administration (the "FDA") or other regulatory approvals for, any other therapeutic products that could be marketed by the Company.

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct cost of products and services decreased to 37.7% for 2000 from 41.0% for 1999. In the aggregate, direct costs of services and products increased 6.3% from approximately $18.6 million in 1999 to approximately $19.8 million in 2000.

    Direct costs for diagnostic services, as a percentage of revenue, decreased to 33.7% for 2000 from 41.6% for 1999. The Company's price increases discussed above in "Revenue" contributed to these decreased percentages, along with shifts in volume mix towards the Company's higher margin tests. In the aggregate, direct costs for diagnostic services decreased 3.8%, from approximately
$17.9 million in 1999 to approximately $17.2 million for 2000. These decreases were primarily related to the decreases in case volumes, as discussed above in "Revenue", offset by increases in personnel costs related to initial data and specimen processing and increases in inbound and outbound shipping costs.

    Direct costs for therapeutic products for 2000 were comprised of the manufacturing and overhead costs related to ProstaSeed and direct costs related to PACIS BCG. These direct costs exceeded the related revenue by 63.6% for 2000. In aggregate, the direct costs for therapeutic products were approximately
$2.6 million for 2000. Attainment of positive gross profit margins for the Company's ongoing ProstaSeed marketing efforts is contingent upon increasing sales volumes, which in turn is dependent on the efforts and results of the Company's product distributors. Direct costs for therapeutic products for 1999 consisted primarily of an allocation of the Company's sales force costs for the co-promotion of two cancer products pursuant to an agreement that terminated at December 31, 1999. In the aggregate, these direct costs were approximately $787,000 for 1999. This allocation of costs ended with the termination of the agreement at year-end 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses decreased to 52.8% for 2000 from approximately 55.2% in 1999. In the aggregate, selling, general and administrative expenses increased 10.7%, from approximately $25.1 million for 1999 to approximately $27.8 million for 2000. The increase in selling, general and administrative expenses was due principally to increased costs related to personnel, marketing and information systems for the Company's therapeutic products of approximately $872,000, an increase in the provision for doubtful accounts of $1.8 million related to revenue growth and the absence of an allocation of the sales force to direct costs similar to the allocation for 1999 of approximately $765,000, offset by a decrease in recruiting and relocation costs of approximately $244,000 related to the filling of several key management positions in 1999, a decrease in travel expenses of approximately $362,000 related to cost-saving measures by the sales force and a decrease in depreciation and amortization of approximately $439,000.

    RESEARCH AND DEVELOPMENT. As a percentage of revenue, research and development expenses decreased to 2.6% for 2000 from 3.5% for 1999. In the aggregate, research and development costs decreased 14.9% from approximately $1.6 million in 1999 to approximately $1.4 million in 2000. The decrease in expenses was due primarily to the Company's focus on strategic projects that have been judged to have the highest potential of being commercialized, which has resulted in overall lower base research and development program costs.

    SPECIAL CHARGES. In the fourth quarter of 2000, the Company recognized special charges of approximately $10.3 million related to a tentative settlement with the United States Department of Justice ("DOJ") concerning its investigation into the Company's billing practices as a participant in various federal and state insurance programs for the period 1992 through 1998. The special charges represent a contemplated refund of $9.0 million, in addition to related legal fees and other costs of approximately $1.3 million.

    During the second quarter of 1999, the Company recognized special charges related primarily to two items, first, approximately $3.9 million related to the termination of certain managed care related marketing programs and the identification of significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful, and, second, the launching of an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the Company's former Urology Support Services ("USS") business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for 1999. The following table sets forth the effects of the special charges on UroCor's operating income for 1999 and 2000.

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 2000
                                                              -----------------   -----------------
Operating loss, as reported.................................     $(7,273,684)        $(6,653,815)
Operating income, excluding special charges.................         136,093           3,636,120

    OTHER INCOME (EXPENSE). Interest income, net of interest expense decreased 21.2%, from approximately $852,000 in 1999 to approximately $671,000 in 2000. This decline was due principally to decreased marketable investments compared to 1999, resulting from the use of such resources to fund the acquisition of the manufacturer of the Company's ProstaSeed product, stock repurchases and milestone payments for therapeutic products. The following table sets forth the effects of the 1999 and 2000 special charges on UroCor's net income and earnings per share for 1999 and 2000.

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1999   DECEMBER 31, 2000
                                                              -----------------   -----------------
Net loss, as reported.......................................     $(4,108,847)        $(4,819,591)
Net income, excluding special charges.......................         593,822           2,672,588
Diluted loss per share, as reported.........................            (.41)               (.50)
Diluted earnings per share, excluding special charges.......             .06                 .27

    The most significant contributor to the increase in the Company's adjusted operating and net income from 1999 to 2000 set forth in the tables above was the increase in diagnostic revenue as discussed in "Revenue" above.

    INCOME TAXES.  Income tax benefit recorded in 1999 was approximately
$2.3 million resulting in an effective 36% federal and state income tax rate. Income tax benefit recorded for 2000 was approximately $1.2 million based upon an effective 36.6% federal and state income tax rate, offset by a reserve taken on a portion of the net operating loss carryforwards of 18% for a net effective rate of 19%.

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

    DIRECT COST OF SERVICES AND PRODUCTS. As a percentage of revenue, direct cost of products and services increased to 41.0% for 1999 from 40.5% for 1998. In the aggregate, direct costs of services and products decreased 4.4% from approximately $19.3 million in 1998 to approximately $18.6 million in 1999. Direct costs for 1998 included approximately $772,000 for non-recurring direct costs associated with the USS business that the Company exited in late 1998. As a percent of revenue, direct costs for 1998 excluding the direct cost associated with USS would have been 38.8%. The increase in this percentage for 1999 compared to the adjusted 1998 period was the result of the decline in therapeutics co-promotion revenue under the restructured terms of the co-promotion agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of revenue, selling, general and administrative expenses increased to 55.2% for 1999 from approximately 48.3% in 1998. In the aggregate, selling, general and administrative expenses increased 9.3%, from approximately $23.0 million for 1998 to approximately $25.1 million in 1999. Selling, general and administrative expenses in 1998 included approximately $526,000 for non-recurring costs associated with the USS business that the Company exited in late 1998. The increase in selling, general administrative expenses was due principally to increased management personnel, and depreciation costs related to information services and billing efforts, increased convention and meeting costs and the incurrence of over $1.0 million related to personnel, marketing and information systems in anticipation of the upcoming launch of the Company's ProstaSeed product.

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

    SPECIAL CHARGES. During the second quarter of 1999, the Company recognized special charges related primarily to two items. First, the Company terminated certain managed care related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. Accordingly, a provision of approximately
$3.9 million was made for these receivable balances. Second, the Company launched an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operation focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the USS business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these three items totaled approximately $7.4 million for 1999. Aggregate special charges for 1998 were approximately $8.2 million, including $4.7 million in accounts receivable provision, approximately
$2.2 million in exit costs related to USS and approximately $1.3 million in non-strategic program asset write-offs, severance and other restructuring costs. The following table sets forth the effects of the 1998 and 1999 special charges and the 1998 operating losses of USS on UroCor's operating income for the 1998 and 1999.

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

    OTHER INCOME (EXPENSE). Interest income net of interest expense decreased 28.6%, from approximately $1.2 million in 1998 to approximately $852,000 in 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to 1998, resulting from the use of such resources to fund stock repurchases and capital expenditures. Other expenses of approximately $356,000 (the "1998 Non-recurring Expenses") was primarily due to non-recurring charges for professional fees related to implementing the Company's stockholders rights plan and review of an unsolicited purported acquisition offer in the third quarter of 1998. The following table sets forth the effects of the 1998 and 1999 special charges, the operating losses of USS in 1998 and the 1998 Non-recurring Expenses on UroCor's net income and earnings per share for 1998 and 1999.

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
Net loss, as reported.......................................     $(2,476,359)        $(4,108,847)
Net income, excluding special charges, USS operating losses
  and other expenses........................................       3,531,766             593,822
Diluted loss per share, as reported.........................            (.24)               (.41)
Diluted earnings per share, excluding special charges, USS
  operating losses and other expenses.......................             .32                 .06

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

    The Company's results of operations for the third quarter of 1998 include special charges of $4.7 million to increase the allowance for doubtful accounts, $2.2 million related to USS exit costs, and $1.3 million related to non-strategic program asset write-offs and other restructuring costs including severance costs for workforce reduction. Results for the second quarter of 1999 include special charges of $3.9 million to increase the allowance for doubtful accounts, $2.9 million related to information processing initiatives and approximately $226,000 severance and outplacement costs and $348,000 related to settlements with former USS clients. Results for the fourth quarter of 2000 include special charges of $9.0 million related to the tentative settlement of the DOJ investigation and related legal and other costs of $1.3 million.

                                                             DOLLARS IN THOUSANDS (UNAUDITED)
                                   -------------------------------------------------------------------------------------
                                                     1998                                        1999
                                   -----------------------------------------   -----------------------------------------
                                      Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                   --------   --------   --------   --------   --------   --------   --------   --------
Revenue..........................  $10,614    $11,264    $11,802    $13,926    $12,277    $11,295    $11,011    $10,925
Operating Expenses:
  Direct costs of services and
    products.....................    4,436      4,951      5,045      4,831      4,796      4,899      4,531      4,423
  Selling, general and
    administrative expenses......    5,181      5,401      5,558      6,859      5,833      6,770      5,985      6,525
  Research and development.......      508        499        531        414        378        430        444        358
  Special charges................       --         --      8,206         --         --      7,410         --         --
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) from operations....      489        413     (7,538)     1,822      1,270     (8,214)        51       (381)
Other income (expense)...........      336        297        (67)       254        256        187        188        223
                                   -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before income
  taxes..........................      825        710     (7,605)     2,076      1,526     (8,027)       239       (158)
Income tax benefit (expense).....     (313)      (270)     2,884       (783)      (581)     2,831        (85)       146
                                   -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss)................  $   512    $   440    $(4,721)   $ 1,293    $   945    $(5,196)   $   154    $   (12)
                                   =======    =======    =======    =======    =======    =======    =======    =======
Basic earnings per share.........  $   .05    $   .04    $  (.45)   $   .12    $   .09    $  (.52)   $   .02    $   .00
Diluted earnings per Share.......  $   .05    $   .04    $  (.45)   $   .12    $   .09    $  (.52)   $   .02    $   .00

                                       DOLLARS IN THOUSANDS (UNAUDITED)
                                   -----------------------------------------
                                                     2000
                                   -----------------------------------------
                                      Q1         Q2         Q3         Q4
                                   --------   --------   --------   --------
Revenue..........................  $12,041    $12,320    $13,028    $15,233
Operating Expenses:
  Direct costs of services and
    products.....................    4,378      4,655      5,281      5,512
  Selling, general and
    administrative expenses......    6,756      6,673      6,435      7,926
  Research and development.......      399        387        290        294
  Special charges................       --         --         --     10,290
                                   -------    -------    -------    -------
Income (loss) from operations....      508        605      1,022     (8,788)
Other income (expense)...........      147        160        148        219
                                   -------    -------    -------    -------
Income (loss) before income
  taxes..........................      655        765      1,170     (8,569)
Income tax benefit (expense).....     (249)      (306)      (478)     2,193
                                   -------    -------    -------    -------
Net income (loss)................  $   406    $   459    $   692    $(6,376)
                                   =======    =======    =======    =======
Basic earnings per share.........  $   .04    $   .05    $   .07    $  (.65)
Diluted earnings per Share.......  $   .04    $   .05    $   .07    $  (.65)

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, cash, cash equivalents and marketable investments totaled approximately $12.5 million and the Company's working capital was approximately $13.2 million. As of December 31, 2000, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $11.0 million, short-term marketable investments of approximately $488,000 and long-term marketable investments of approximately $1.0 million. Such marketable investments consisted principally of high-grade, fixed income securities, with a maturity of less than two years.

    Accounts receivable, net of allowance for doubtful accounts, totaled approximately $12.5 million at December 31, 2000, an increase of approximately $1.5 million from December 31, 1999, or 13.6%. This increase was principally attributable to increased revenue. At December 31, 2000, the Company's average number of days sales in net diagnostics receivables was approximately 77 compared to approximately 90 at December 31, 1999.

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

    Operating activities provided net cash of approximately $7.5 million in 2000 compared to approximately $4.9 million for 1999. The net cash provided by operating activities in 2000 was primarily the result of the net loss of approximately $4.8 million and the related deferred tax benefit of approximately $998,000, an increase in accounts receivable of approximately $1.4 million resulting from increased revenue, more than offset by an increase in accrued liabilities of $10.9 million resulting from the accrual of $10.3 million of special charges in the fourth quarter, depreciation and amortization of $3.0 million and an increase in accrued compensation of approximately $455,000.

    Net cash used in investing activities for 2000 was approximately
$2.4 million and consisted primarily of capital expenditures of approximately $3.6 million, milestone payments due upon FDA clearance of a therapeutic product of approximately $1.3 million, an increase in other assets of approximately
$1.0 million, payments related to the acquisition of the manufacturer of the Company's ProstaSeed product of $650,000, and an investment in a distributor of the Company's ProstaSeed product, net of the Company's 2000 equity interest, of $215,000, offset by maturities of short-term marketable investments of approximately $2.6 million and maturities of long-term marketable investments of approximately $1.7 million.

    The Company's capital expenditures of approximately $3.6 million in 2000 were primarily for leasehold improvements, furniture and fixtures and computer equipment and software. Of the total amount, approximately $867,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be comparable to current levels as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

    In February 2001, the Company and the DOJ reached a tentative settlement of the DOJ investigation into certain matters that subsequently was amended in March 2001. Pursuant to the terms of the current tentative settlement agreement between the Company and the DOJ, upon the consummation of execution of the final settlement agreement and related matters, the Company will refund Medicare and various state programs $9.0 million. In addition to any refund or similar amount, the Company has incurred and expects to continue to incur certain expenses relating to the investigation, including without limitation, expenses incurred in connection with the indemnification of legal and other fees and costs for current and past directors, officers and employees of the Company. The Company intends to make these payments from existing cash and investment balances.

    In December 1994, the Company obtained distribution rights to a therapeutic product that received clearance by the FDA in February 2000 for marketing in the United States. Prior to 2000, the Company paid a total of $1.25 million for distribution rights in installments based on achievement of certain milestones by the manufacturer. The Company made additional milestone payments totaling $1.25 during 2000 after the product received clearance by the FDA for marketing in the United States. In February 2001, the Company and the manufacturer of the product terminated the distribution agreement; in connection therewith, the manufacturer paid the Company $7.0 million, which resulted in a pretax profit in excess of $4.0 million that will be recorded in the first quarter of 2001.

    In October 1997, the Company entered into a co-promotion agreement with the manufacturer of two therapeutic products. This agreement was revised effective January 1, 1999, and for 1999, the Company recorded revenue of approximately $2.5 million including a non-recurring fee of $500,000 as a result of early termination under the agreement, as compared to approximately $6.0 million revenue for 1998. In September 1999, the manufacturer sent the Company a notice of termination without cause and terminated the agreement effective
December 31, 1999.

    In March 2001, the Company entered into a collaborative agreement with a manufacturer of therapeutic products giving it exclusive rights to distribute one of the manufacturer's products in the United States. Under the terms of the agreement, UroCor will pay an initial $750,000 in 2001 and up to an additional $2,275,000 in milestone payments in subsequent years during the development and potential product launch of the product. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

    The Company intends to pursue the acquisition, licensing or co-promotion of new therapeutic products and to acquire diagnostic products or possibly existing business. As such opportunities are identified, the Company intends to make any related acquisition payments from existing cash and investment balances or new debt.

    In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of December 31, 2000, the Company had repurchased approximately $7.6 million (or approximately
1.7 million shares) of its common stock. The Company intends to fund any additional purchases using available cash and cash flow from operations, and may elect to supplement its cash position with new debt.

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $16.7 million available to reduce future taxable income after considering certain annual limitations.

    The Company believes that its existing capital resources will be sufficient to provide the funds necessary to maintain its present level of operations and implement its currently planned growth strategy. There may be circumstances or new business opportunities, however, that would require additional resources. In such event, the Company may be required to seek additional financing, and there is no assurance that the Company would be able to obtain such financing on a timely basis or on acceptable terms.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at December 31, 2000 consisted primarily of debt securities with maturities as long as two years. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 2000 and 1999, there were no material net unrealized gains or losses on these investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-20 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 21, 2001 under the caption "Election of Directors" and "Executive Officers", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 21, 2001 under the caption "Executive Officers and Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 21, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of stockholders to be held
June 21, 2001 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS INCLUDED IN THIS REPORT:


1.                      FINANCIAL STATEMENTS PAGE
                        Index to Financial Statements...............................    F-1
                        Report of Independent Public Accountants....................    F-2
                        Consolidated Balance Sheets as of December 31, 1999 and
                          2000......................................................    F-3
                        Consolidated Statements of Operations for the years ended
                          December 31, 1998, 1999 and 2000..........................    F-4
                        Consolidated Statements of Stockholders' Equity for the
                          years ended December 31, 1998, 1999 and 2000..............    F-5
                        Consolidated Statements of Cash Flows for the years ended
                          December 31, 1998, 1999 and 2000..........................    F-6
                        Notes to the Consolidated Financial Statements..............    F-7
2.                      FINANCIAL STATEMENT SCHEDULES
                        Report of Independent Public Accountants....................    S-1
                        Schedule II--Valuation and Qualifying Accounts..............    S-2

(B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
    3.1                 Certificate of Incorporation, as amended (incorporated by
                          reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, filed with
                          the Commission on November 12, 1998).
    3.2                 Amended and Restated By-laws (incorporated by reference to
                          Exhibit 3.2 to the Registrant's Registration Statement on
                          Form S-1 (Reg. No. 333-3182), filed with the Commission on
                          April 3, 1996).
    4.1                 Rights Agreement dated as of August 17, 1998, between the
                          Company and American Stock Transfer & Trust Company, as
                          Rights Agent (incorporated by reference to Exhibit 4.1 to
                          the Registrant's Current Report on Form 8-K, filed with
                          the Commission on August 21, 1998).
    4.2                 Form of Rights Certificate (incorporated by reference to
                          Exhibit 4.3 to the Registrant's Current Report on
                          Form 8-K, filed with the Commission on August 21, 1998).
   10.1+                The UroCor, Inc. Second Amended and Restated 1992 Stock
                          Option Plan, as amended (incorporated by reference to
                          Exhibit 4.4 to the Registrant's Registration Statement on
                          Form S-8 (Reg. No. 333-58015), filed with the Commission
                          on June 29, 1998).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
   10.2                 Lease Agreement dated April 15, 1994, between Presbyterian
                          Health Foundation and UroCor, Inc. (incorporated by
                          reference to the Registrant's Registration Statement on
                          Form S-1 (Reg. No. 333-3182), filed with the Commission on
                          April 3, 1996).
   10.3                 Amendment No. 1 to the Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc.
                          (incorporated by reference to the Registrant's Form 10-Q
                          for the quarterly period ended June 30, 1997, filed with
                          the Commission on August 11, 1997).
   10.4                 Amendment No. 2 dated June 16, 1998, amending the Lease
                          Agreement between Presbyterian Health Foundation, as
                          Landlord and UroCor, Inc., as Tenant dated April 15, 1994
                          (incorporated by reference to the Registrant's Form 10-Q
                          for the quarterly period ended September 30, 1998, filed
                          with the Commission November 12, 1998).
   10.5                 Amendment No. 3 dated February 1, 1999, amending the Lease
                          Agreement between Presbyterian Health Foundation, as
                          Landlord and UroCor, Inc., as Tenant dated April 15, 1994
                          (incorporated by reference to the Registrant's Form 10-K
                          for the period ended December 31, 1998, filed with the
                          Commission on March 31, 1999).
   10.6                 Amendment No. 4 dated September 28, 1999, amending the Lease
                          Agreement between Presbyterian Health Foundation, as
                          Landlord and UroCor, Inc., as Tenant dated April 15, 1994
                          (incorporated by reference to the Registrant's Form 10-K
                          for the year ended December 31, 1999, filed with the
                          Commission on March 10, 2000).
   10.7+                Employment Agreement dated September 4, 1990, between Robert
                          Veltri and UroCor, Inc. (incorporated by reference to the
                          Registrant's Registration Statement on Form S-1 (Reg.
                          No. 333-3182), filed with the Commission on April 3,
                          1996).
   10.8+*               Employment Agreement dated July 23, 1998, between Michael W.
                          George and UroCor, Inc. and amendment thereto dated
                          January 8, 2001.
   10.9+                Employment Agreement dated January 29, 1998 between Karl
                          Nigg and UroCor, Inc. (incorporated by reference to the
                          Registrant's Form 10-K for the period ended December 31,
                          1998, filed with the Commission on March 31, 1999).
   10.10+               Employment Agreement dated March 15, 1999 between Bruce C.
                          Hayden and UroCor, Inc. (incorporated by reference to the
                          Registrant's Form 10-Q for the quarterly period ended
                          March 31, 1999, filed with the Commission on May 17,
                          1999).
   10.11+               Employment Agreement dated December 17, 1999 between John L.
                          Armstrong, Jr. and UroCor, Inc. (incorporated by reference to the Registrant's Form 10-K for the year ended
                          December 31, 1999, filed with the Commission on March 10,
                          2000).
   10.12+               Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto
                          (incorporated by reference to the Registrant's Form 10-K
                          for the year ended December 31, 1999, filed with the
                          Commission on March 10, 2000).
   10.13+*              2000 Management Incentive Compensation Plan.
   10.14                Consulting Agreement dated effective October 26, 1999, and
                          Addendum to Agreement dated March 1, 2000 between William
                          A. Hagstrom and UroCor, Inc. (incorporated by reference to the Registrant's Form 10-K for the year ended
                          December 31, 1999, filed with the Commission on March 10,
                          2000).
   10.15                Registration Rights Agreement dated June 2, 1995, among
                          UroCor, Inc. and the stockholders named therein
                          (incorporated by reference to the Registrant's
                          Registration Statement on Form S-1 (Reg. No. 333-3182),
                          filed with the Commission on April 3, 1996).

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
   10.16+               The UroCor, Inc. 1997 Non-Employee Director Stock Option
                          Plan (incorporated by reference to the Registrant's
                          Form 10-Q for the quarterly period ended June 30, 1997,
                          filed with the Commission on August 11, 1997).
   10.17+               The UroCor, Inc. 1997 Employee Stock Purchase Plan
                          (incorporated by reference to Exhibit 4.4 to the
                          Registrant's Registration Statement on Form S-8 (Reg.
                          No. 333-58017), filed with the Commission on June 29,
                          1998).
   10.18+               UroCor, Inc. Deferred Compensation Plan (incorporated by
                          reference to the Registrant's Form 10-Q for the quarterly
                          period ended March 31, 1999, filed with the Commission on
                          May 17, 1999).
   10.19+               Form of Change In Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on
                          Schedule 10.1 thereto (incorporated by reference to the
                          Registrant's Form 10-K for the year ended December 31,
                          1999, filed with the Commission on March 10, 2000).
   23.1*                Consent of Arthur Andersen LLP.

                              FINANCIAL STATEMENTS


Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    F-6

Notes to the Consolidated Financial Statements..............    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of UroCor, Inc.:

    We have audited the accompanying consolidated balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UroCor, Inc. as of December 31, 1999 and 2000, and the results of its consolidated operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2001

                                  UROCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,259,218   $ 11,006,568
  Short-term marketable investments.........................     3,107,392        488,587
  Accounts receivable, net of allowance for doubtful
    accounts of $5,177,414 in 1999 and $4,130,275 in 2000...    11,032,693     12,476,454
  Prepaid expenses..........................................       824,164        565,167
  Laboratory supplies, at average cost......................       616,087        473,205
  Inventory.................................................       210,013        309,308
  Deferred tax asset, net...................................     3,817,722      2,286,619
  Other current assets......................................       782,962        760,726
                                                              ------------   ------------
    Total current assets....................................    25,650,251     28,366,634
                                                              ------------   ------------
LONG-TERM MARKETABLE INVESTMENTS............................     2,687,292        996,261
PROPERTY AND EQUIPMENT, net.................................     8,868,120     10,037,696
NON-CURRENT DEFERRED TAX ASSET, net.........................     1,842,018      4,371,456
GOODWILL, net of accumulated amortization of $155,224 in
  2000......................................................            --      3,859,336
INTANGIBLE AND OTHER ASSETS, net............................     3,114,094      3,697,979
                                                              ------------   ------------
    Total assets............................................  $ 42,161,775   $ 51,329,362
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,457,851   $  3,257,018
  Accrued compensation......................................       401,657        856,648
  Current installments of obligations under capital
    leases..................................................         8,454        249,679
  Accrued special charges...................................            --      9,892,432
  Other accrued liabilities.................................       162,768        728,516
                                                              ------------   ------------
    Total current liabilities...............................     4,030,730     14,984,293
DEFERRED COMPENSATION.......................................       256,810        469,855
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments..............................................            --        594,280
NOTE PAYABLE................................................            --        175,000
                                                              ------------   ------------
    Total liabilities.......................................     4,287,540     16,223,428
                                                              ------------   ------------
COMMITMENTS (Notes 5 and 6)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value--authorized
    6,000,000 shares at December 31, 1999 and 2000; issued
    in series; no shares outstanding at December 31, 1999
    and 2000................................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1999 and 2000; 10,769,102 shares issued
    at December 31, 1999 and 11,030,131 shares issued at
    December 31, 2000.......................................       107,691        110,301
  Additional paid-in capital................................    59,265,256     59,536,736
  Common stock held in treasury at cost, 1,576,266 shares at
    December 31, 1999 and 1,194,604 shares at December 31,
    2000....................................................    (7,174,508)    (5,397,308)
  Accumulated deficit.......................................   (14,324,204)   (19,143,795)
                                                              ------------   ------------
    Total stockholders' equity..............................    37,874,235     35,105,934
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 42,161,775   $ 51,329,362
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                  UROCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
REVENUE...............................................  $47,606,143   $45,508,473   $52,621,765
OPERATING EXPENSES:
  Direct cost of services and products................   19,262,966    18,649,714    19,825,859
  Selling, general and administrative expenses........   22,999,559    25,113,027    27,790,103
  Research and development............................    1,952,558     1,609,639     1,369,683
  Special charges.....................................    8,205,606     7,409,777    10,289,935
                                                        -----------   -----------   -----------
    Total operating expenses..........................   52,420,689    52,782,157    59,275,580
                                                        -----------   -----------   -----------
OPERATING LOSS........................................   (4,814,546)   (7,273,684)   (6,653,815)
OTHER INCOME (EXPENSE):
  Interest, net.......................................    1,176,238       852,149       671,492
  Other...............................................     (355,820)        1,462         3,014
                                                        -----------   -----------   -----------
    Total other income, net...........................      820,418       853,611       674,506
                                                        -----------   -----------   -----------
Net loss before income taxes..........................   (3,994,128)   (6,420,073)   (5,979,309)
Income tax benefit....................................    1,517,769     2,311,226     1,159,718
                                                        -----------   -----------   -----------
NET LOSS..............................................  $(2,476,359)  $(4,108,847)  $(4,819,591)
                                                        ===========   ===========   ===========
NET LOSS PER SHARE:
Basic:
  Net Loss Per Common Share...........................  $      (.24)  $      (.41)  $      (.50)
                                                        ===========   ===========   ===========
  Weighted Average Common and Common Equivalent Shares
    Outstanding.......................................   10,402,281     9,902,643     9,689,994
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK        COMMON STOCK   ADDITIONAL                       TOTAL
                            ----------------------     HELD IN        PAID-IN     ACCUMULATED    STOCKHOLDERS'
                              SHARES     PAR VALUE     TREASURY       CAPITAL       DEFICIT         EQUITY
                            ----------   ---------   ------------   -----------   ------------   -------------
BALANCE AT DECEMBER 31,
  1997....................  10,345,616   $103,456             --    $58,390,646   $ (7,738,998)   $50,755,104
Stock Issuance--
  Exercise of warrants....      50,945        509             --        190,831             --        191,340
  Employee Stock Purchase
    Plan..................      33,658        337             --        192,955             --        193,292
  Exercise of stock
    options...............      62,507        625             --         66,737             --         67,362
Stock Option--
Compensation Expense......                                              104,249                       104,249
Net loss..................          --         --             --             --     (2,476,359)    (2,476,359)
                            ----------   --------    -----------    -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  1998....................  10,492,726    104,927             --     58,945,418    (10,215,357)    48,834,988
Stock Issuance--
  Employee Stock Purchase
    Plan..................      30,147        302             --        116,243             --        116,545
  Exercise of stock
    options...............     246,229      2,462             --        180,455             --        182,917
Stock Option--
Compensation Expense......          --         --             --         23,140             --         23,140
Repurchase of Common
  Stock...................                            (7,174,508)                                  (7,174,508)
Net loss..................          --         --             --             --     (4,108,847)    (4,108,847)
                            ----------   --------    -----------    -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  1999....................  10,769,102   $107,691     (7,174,508)   $59,265,256   $(14,324,204)   $37,874,235
Stock Issuance--
  Exercise of stock
    warrants..............      21,600        216             --         26,784                        27,000
  Employee Stock Purchase
    Plan..................      29,061        291             --        109,733             --        110,024
  Exercise of stock
    options...............     210,368      2,103             --        390,898             --        393,001
Stock Option--
Compensation Expense......          --         --             --          7,564             --          7,564
Repurchases of Common
  Stock...................          --         --       (397,100)            --             --       (397,100)
Treasury shares issued for
  acquisition.............                             2,174,300       (263,499)                    1,910,801
Net loss..................          --         --             --             --     (4,819,591)    (4,819,591)
                            ----------   --------    -----------    -----------   ------------    -----------
BALANCE AT DECEMBER 31,
  2000....................  11,030,131   $110,301    $(5,397,308)   $59,536,736   $(19,143,795)   $35,105,934
                            ==========   ========    ===========    ===========   ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(2,476,359)  $(4,108,847)  $(4,819,591)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization.............................    2,604,075     2,870,214     3,001,690
  Deferred income tax benefit...............................   (1,505,061)   (2,325,214)     (998,335)
  Stock option compensation expense.........................      104,249        23,140         7,564
  Deferred Compensation.....................................           --       256,810       213,045
  (Gain) loss on disposition of equipment...................           --         4,539       (71,111)
  Loss on asset write downs.................................    2,020,204     3,226,846        33,332
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable..............   (2,333,600)    4,932,051    (1,443,761)
    Decrease in prepaid expense.............................       42,256       122,239       258,997
    (Increase) decrease in laboratory supplies..............       39,070      (157,518)      142,882
    (Increase) decrease in inventory........................     (125,232)       26,315       (99,295)
    (Increase) decrease in other current assets.............     (490,034)      282,947        22,236
    Increase (decrease) in accounts payable.................    1,226,736       (32,530)     (173,527)
    Increase (decrease) in accrued compensation.............     (261,373)       (2,787)      454,991
    Increase (decrease) in other accrued liabilities........      264,006      (209,659)   10,930,874
                                                              -----------   -----------   -----------
      Net cash provided by (used in) operating activities...     (891,063)    4,908,546     7,459,991
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term marketable investments, net......   10,639,907     2,949,768     2,618,805
  Maturities (purchases) of long-term marketable
    investments, net........................................      (99,677)     (574,959)    1,691,031
  Cash acquired in acquisition of subsidiary................           --            --        30,543
  Cash paid for acquisition of subsidiary...................           --            --      (650,000)
  Capital expenditures......................................   (5,258,767)   (4,984,080)   (3,642,505)
  Investment in distributor of ProstaSeed product, net......           --            --      (215,040)
  Milestone payments for therapeutic product................           --            --    (1,250,000)
  Intangible and other assets...............................     (262,869)     (989,889)   (1,001,677)
                                                              -----------   -----------   -----------
    Net cash provided by (used in) investing activities.....    5,018,594    (3,599,160)   (2,418,843)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock purchase plan................      193,292       116,545       110,024
  Proceeds from exercise of stock options...................       67,362       182,917       393,001
  Proceeds from exercise of warrants........................      191,340            --        27,000
  Repurchases of Common Stock...............................           --    (7,174,508)     (397,100)
  Principal payments under capital lease obligations and
    other indebtedness......................................     (441,435)     (209,245)      (22,994)
  Proceeds from fixed asset sale/leaseback..................           --            --       596,271
                                                              -----------   -----------   -----------
    Net cash provided by (used in) financing activities.....       10,559    (7,084,291)      706,202
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........    4,138,090    (5,774,950)    5,747,350
CASH AND CASH EQUIVALENTS, beginning of year................    6,896,033    11,034,123     5,259,218
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $11,034,123   $ 5,259,218   $11,006,568
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    47,458   $    10,477   $     4,797
  Cash paid for income taxes................................  $   550,000   $   300,000   $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Current debt assumed in acquisition of subsidiary.........  $        --   $        --   $   265,740
  Long-term liabilities assumed in acquisition of
    subsidiary..............................................  $        --   $        --   $   175,000
  Issuance of 477,700 common shares in acquisition of
    subsidiary..............................................  $        --   $        --   $ 1,910,800

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

    (b) Cash Equivalents and Marketable Investments. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are classified as Available-for-Sale as of December 31, 1999 and 2000. Marketable securities at December 31, 2000 consist primarily of debt securities with maturities as great as two years. The aggregate cost of marketable securities at December 31, 2000 was approximately $1.5 million. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of December 31, 1999 and 2000, there was not a material net unrealized gain or loss on these investments.

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

    (e) Software Development Costs. Certain internal costs for software development relating to the Company's information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two to five years, using the straight-line method. Capitalized software development costs are reviewed internally annually for feasibility and impairment. Internal software development costs which were capitalized to property and equipment during the years ended December 31, 1998, 1999 and 2000 were $1,272,000, $351,000, and
$867,000, respectively.

    (f) Intangible and Other Assets. The Company has acquired options, licenses, and distribution rights and applied for patents for various diagnostic and therapeutic technologies or products. The costs

                                  UROCOR, INC.

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) related to such rights are capitalized and included in intangible and other assets in the accompanying balance sheets. Such costs are amortized over the estimated economic life of the related technologies or products using the straight-line method.

    (g) Goodwill. Goodwill relates to the excess of cost over the fair value of net assets of Mills BioPharmaceuticals, Inc. acquired in April 2000. The amortization period for goodwill was determined by the Company with consideration given to the expected life of the current I-125 ProstaSeed product and other potential products, as well as the potential of the brachytherapy market. Amortization is calculated on a straight-line basis over 20 years.

    (h) Research and Development. The Company conducts research and development activities internally and also engages scientists and clinicians at major academic and research institutions to conduct certain product development and clinical evaluations work for specific diagnostic products and technologies. Contracts covering external research specify periodic payment terms and the nature of the work required and, in some cases, may extend for a year or more. Internal research and development costs are expensed as incurred, and external research and development contract costs are recognized as such amounts are payable over the contract period.

    (i) Income Taxes. Deferred income taxes are recorded, where appropriate, to reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities.

    (j) Revenue. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1998, 1999 and 2000, approximately 46%, 46%, and 52%, respectively, of the Company's revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. The Company receives reimbursement for substantially all of its current services at various rates or on a case-by-case basis.

    Revenue from software licenses is recognized as license fees are earned and from maintenance and services over the contractual period or as the services are performed.

    (k) Net Income Per Common Share. The Company discloses earnings per share figures basic and diluted. Diluted earnings per share reflects the effect of dilutive securities calculated using the treasury stock method and the average market price of common stock for each period, unless the result is antidilutive, in which case such securities are not considered. In the period of a net loss, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of diluted earnings per share because such impact would be antidilutive (i.e., consideration of such shares would result in a lower diluted net loss per share in comparison to the basic net loss per share).

    (l) Accrued Compensation. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter's end), bonus accruals for non-sales personnel (usually paid annually following the end of the year) and recurring monthly accruals.

                                  UROCOR, INC.

                               DECEMBER 31, 2000

3.  PROPERTY AND EQUIPMENT:

    Property and equipment, stated at cost, are summarized as follows:

                                                                 1999          2000
                                                              -----------   -----------
Laboratory equipment........................................  $ 3,229,423   $ 3,742,784
Computer equipment and software.............................    7,073,889     8,906,821
Office furniture, equipment and improvements................    6,530,837     6,443,270
                                                              -----------   -----------
                                                               16,834,149    19,092,875
Less--Accumulated depreciation and amortization.............   (7,966,029)   (9,055,179)
                                                              -----------   -----------
                                                              $ 8,868,120   $10,037,696
                                                              ===========   ===========

    The depreciable lives for property and equipment are as follow:

                                                               YEARS
                                                              --------
Laboratory equipment........................................  3 to 5
Computer equipment and software.............................  2 to 5
Office furniture, equipment and improvements................  3 to 10

4.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                                 1999         2000
                                                              ----------   ----------
Licenses, options, patents and trademarks...................  $  621,570   $  632,522
Less--Accumulated amortization..............................     (23,324)     (41,555)
                                                              ----------   ----------
                                                                 598,246      590,967

Marketing agreement.........................................     690,000           --
Advance payment for purchase of inventory...................     250,000           --
Distribution agreement, net of accumulated amortization.....   1,250,000    2,481,979
Investment in corporate-owned life insurance................     203,355      314,634
Investment in therapeutic distributor, net..................          --      196,080
Deposits and other..........................................     122,493      114,319
                                                              ----------   ----------
                                                              $3,114,094   $3,697,979
                                                              ==========   ==========

5.  LEASES:

    The Company has used capital lease financing arrangements to acquire certain equipment. The agreements provide for the Company to arrange for the equipment purchase, pay the vendor and receive reimbursement from the lessor or to have the lessor pay the vendor directly. The lease payments paid by the Company are for three to four years and provide for repayment of the equipment cost plus an interest charge. The Company accounts for these arrangements as capital leases with the

                                  UROCOR, INC.

                               DECEMBER 31, 2000

5.  LEASES: (CONTINUED)
capital asset amortized over the lease term. At December 31, 1999 and 2000, the gross amount of property and equipment and related amortization recorded under capital leases was as follows:

                                                                 1999         2000
                                                              ----------   ----------
Laboratory equipment........................................  $1,609,490   $1,254,535
Computer equipment and software.............................     874,565    1,239,141
Office furniture and equipment..............................     574,523      572,942
                                                              ----------   ----------
                                                               3,058,578    3,066,618
Less--Accumulated depreciation and amortization.............  (3,024,297)  (2,229,860)
                                                              ----------   ----------
                                                              $   34,281   $  836,758
                                                              ==========   ==========

    The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next fourteen years, with certain options for early termination. Rental expense for operating leases during 1998, 1999 and 2000 approximated $1,340,000, $1,924,000 and $2,194,000, respectively.

    Future minimum lease commitments as of December 31, 2000 are:

                                                              CAPITAL     OPERATING
                                                               LEASES      LEASES
                                                              --------   -----------
2001........................................................   320,958     1,567,497
2002........................................................   320,958     1,471,950
2003........................................................   295,257     1,453,201
2004........................................................        --     1,483,954
2005........................................................               1,587,994
Thereafter (laboratory and office space to 2013)............        --    11,991,641
                                                              --------   -----------
Total minimum lease payments................................   937,173   $19,556,237
                                                                         ===========
Less--Amount representing interest..........................    93,214
                                                              --------
Total obligations under capital leases......................   843,959
Less--Current installments of obligations under capital
  leases....................................................   249,679
                                                              --------
Obligation under capital leases, net of current
  installments..............................................  $594,280
                                                              ========

    In April 1999, the Company relocated to a new facility. Future monthly rentals are included in the operating lease commitments above. The lease expires by its terms in 2013, subject to early termination provisions.

6.  COMMITMENTS AND CONTINGENCIES:

    (a) Employment Agreements. Certain key employees of the Company have entered into arrangements regarding their terms of employment. While none of such arrangements provide for fixed periods of employment, they do provide for continued payment of salaries for up to twelve months following termination without cause, aggregating approximately $824,000.

                                  UROCOR, INC.

                               DECEMBER 31, 2000

7.  RELATED PARTY TRANSACTIONS:

    The Company recognized rent expense totaling approximately $609,000, $1,082,000, and $1,240,000 for 1998, 1999 and 2000, respectively, related to its facilities which are leased from a shareholder. In management's opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

8.  STOCKHOLDERS' EQUITY:

    (a) Warrants. During 2000, all remaining warrants for the purchase of shares of the Company's common stock expired. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants is presented below:

                                             1998                      1999                      2000
                                    -----------------------   -----------------------   -----------------------
                                                 EXERCISE                  EXERCISE                  EXERCISE
                                                  PRICE                     PRICE                     PRICE
                                    WARRANTS    PER SHARE     WARRANTS    PER SHARE     WARRANTS    PER SHARE
                                    --------   ------------   --------   ------------   --------   ------------
Outstanding, beginning of year....  291,438    $1.25 - 5.00   224,436    $1.25 - 5.00   124,436    $1.25 - 5.00
Granted...........................       --                        --                        --
Expired...........................   13,358    $       4.30   100,000    $       4.30   102,836    $       5.00
Exercised.........................   53,644    $1.25 - 5.00        --    $1.25 - 5.00    21,600    $       1.25
                                    -------                   -------                   -------
Outstanding, end of year..........  224,436    $1.25 - 5.00   124,436    $1.25 - 5.00        --              --
                                    =======                   =======                   =======

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

    (c) Treasury Stock. In April 1999, the Board of Directors authorized the repurchase of up to $10 million of the Company's outstanding common shares. Under these authorizations the Company has repurchased 1,672,304 shares at a cost of $7,571,608. The Company reissued 477,700 shares in 2000 for the acquisition of Mills Biopharmaceuticals, Inc., the manufacturer of the Company's therapeutic product ProstaSeed.

                                  UROCOR, INC.

                               DECEMBER 31, 2000

9.  STOCK COMPENSATION PLANS:

    (a) Stock Option Plans. The Company has adopted two stock option plans which provide for the issuance of options to employees, directors and independent contractors of the Company. These options vest over one to five years, expire ten years after issuance and have an exercise price equal to or greater than the stock's fair market value on the date of grant. During 1998, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan. During 1999, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan and 100,000 for the 1997 Non-Employee Director Stock Option Plan. During 2000, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan.

    A summary of the status of the plans is presented below:

                                            1998                         1999                         2000
                                 --------------------------   --------------------------   --------------------------
                                              WTD-AVERAGE                  WTD-AVERAGE                  WTD-AVERAGE
                                  SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year.........................  1,305,487       $4.36        1,580,328       $4.71        1,766,199       $4.74
Granted, price equals fair
  value........................    465,000        5.80          722,250        4.26          388,503        4.75
Granted, price greater than
  fair value...................         --          --               --          --               --          --
Exercised......................    (62,507)       1.08         (246,229)        .75         (210,368)       1.87
Cancellations..................   (127,652)       6.78         (290,150)       6.76         (260,734)       7.51
                                 ---------                    ---------                    ---------
Outstanding, end of year.......  1,580,328       $4.71        1,766,199       $4.74        1,683,600       $4.67
                                 =========                    =========                    =========
Exercisable, end of year.......    845,884       $2.91          776,911       $4.36          758,006       $4.64
                                 =========                    =========                    =========

    In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company's anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company is recognizing imputed compensation expense as a non-cash charge to operations, aggregating approximately $410,000 over the actual vesting period of these options of three to five years. During 1998, 1999 and 2000 the Company recognized approximately $123,000, $9,152 and $7,564, respectively, of compensation expense related to these options.

    This table summarizes information about stock options outstanding at December 31, 2000:

      RANGE OF                                                                         NUMBER
      EXERCISE          NUMBER OUTSTANDING AT    WTD- AVERAGE     WTD-AVERAGE      EXERCISABLE AT      WTD-AVERAGE
       PRICES             DECEMBER 31, 2000     REMAINING LIFE   EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
---------------------   ---------------------   --------------   --------------   -----------------   --------------
$.35 - 3.50                     450,897               6.4            $2.31             277,497            $1.59
$4.00 - 4.50                    264,635               8.7             4.22              56,450             4.29
$4.63 - 4.75                    502,150               8.8             4.68             120,100             4.69
$4.88 - 12.63                   465,918               7.3             7.19             303,959             7.47
                              ---------              ----            -----             -------            -----
$.35 - 12.63                  1,683,600               7.7            $4.67             758,006            $4.64
                              =========                                                =======

                                  UROCOR, INC.

                               DECEMBER 31, 2000

9.  STOCK COMPENSATION PLANS: (CONTINUED)
    (b) Employee Stock Purchase Plan (ESPP). In 1998, the Company's shareholders approved the ESPP, under which 300,000 shares of the Company's Common Stock could be sold to employees. Under its terms employees may elect to withhold up to 10% of earnings each offering period to purchase the Company's Common Stock. The purchase price is 85% of the lower of the beginning or the ending market price for each offering period. Under the ESPP, the Company sold 33,658, 30,147 and 29,061 shares to employees in 1998, 1999 and 2000, respectively.

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

                                                             1998          1999          2000
                                                          -----------   -----------   -----------
Net Loss                     As Reported................  $(2,476,359)  $(4,108,847)  $(4,819,591)
                             Proforma...................   (3,178,395)   (4,824,997)   (5,364,089)

Diluted Net Loss per Share   As Reported................  $      (.24)  $      (.41)  $      (.50)
                             Proforma...................         (.31)         (.52)         (.59)

Weighted-average fair value of options granted..........  $      3.77   $      2.66   $      4.64

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0% for all years; expected volatility of 74% for 1998, 69% for 1999 and 82% for 2000; risk-free interest rates of 5.5%, 5.8% and 6.1%, respectively; and expected life of 5.5 years, 5.3 years and 5.3 years for 1998, 1999 and 2000, respectively.

    The fair value of employees' purchase rights under the ESPP, was also estimated using the Black-Scholes model with the following assumptions for 1998, 1999 and 2000: dividend yield of 0% for all years; expected volatility for purchase rights of 63% for 1998, 78% for 1999 and 90% for 2000; risk-free interest rates of 5.1% for 1998, 6.1% for 1999 and 5.7% for 2000; and expected life of 1 year for 1998 and 1999 and 2.7 years for 2000. The weighted average fair value of purchase rights was $2.81 for those granted in 1998, $2.03 for those granted in 1999 and $3.82 for those granted in 2000.

10.  EMPLOYEE BENEFIT PLAN:

    (a) The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The plan is funded through voluntary employee salary deferrals, and beginning October 1, 1997 the Company began matching 25% of employee contributions up to a

                                  UROCOR, INC.

                               DECEMBER 31, 2000

10.  EMPLOYEE BENEFIT PLAN: (CONTINUED)
maximum of 12% of compensation. Beginning January 1, 1999, the Company began matching 50% of employee contributions up to a maximum of 6% of compensation. The Company's 1998, 1999 and 2000 contributions to this plan were approximately $138,000, $226,000 and $297,000, respectively.

    (b) In 1999, the Company established a Deferred Compensation Plan for directors and key employees. The plan is funded through voluntary deferrals of director fees or employee salary. The Company does not currently match contributions. Deferrals are deposited in corporate owned life insurance contracts. Within each life insurance contract the directors and employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credited to each director or employee's account. Otherwise, the directors and employees are general creditors of the Company with respect to benefits from the Plan. The expense associated with the Deferred Compensation Plan was approximately $53,000 in both years 1999 and 2000.

11.  SPECIAL CHARGES:

    (a) During the third quarter of 1998, the Company recognized special charges consisting of the following:

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

    At the end of the third quarter of 1998, the Company made the decision to exit the USS business when it determined that a successful spin-off of the unit as an independent entity could not be completed in a timely manner and notified all employees affected. The exit costs related to this decision of $2,220,529 include estimated expenses for orderly termination and transition of USS' service contracts, related asset write-downs and employee severance costs for USS employees. The costs associated with terminating and transitioning the USS' service contracts were accrued at $328,747 and the majority of these expenses were paid in the fourth quarter of 1998. The write-offs for software, start-up costs and other assets associated with the USS business totaled $1,763,178. Finally, severance and outplacement costs of $128,604 were recognized for all 14 people employed by the USS business who were terminated after transitioning the existing service contracts at the end of October 1998. The majority of these benefits were paid out in the fourth quarter of 1998.

    Also at the end of the third quarter of 1998, the Company eliminated 23 positions across all departments of the Company as part of streamlining the organizational structure of the Company. The severance and outplacement costs associated with this workforce reduction totaled $178,315 and were paid during

                                  UROCOR, INC.

                               DECEMBER 31, 2000

11.  SPECIAL CHARGES: (CONTINUED)

the fourth quarter of 1998. In addition to the workforce reduction, the Company's restructuring included the elimination of certain non-strategic programs, which resulted in asset write-downs principally for research and software assets totaling $888,741. Other non-recurring costs associated with this restructuring totaled $218,021.

    (b) During the second quarter of 1999, the Company recognized special charges consisting of the following:

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

    During the second quarter of 1999, the Company accelerated an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operational focus on information systems, the Company has restructured its information systems function and terminated certain existing systems and internal software development projects. The write-offs for systems and software projects related to this restructuring totaled $2,893,700. Severance and outplacement costs associated with restructuring this function and ending certain development projects totaled $226,098.

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

                                  UROCOR, INC.

                               DECEMBER 31, 2000

11.  SPECIAL CHARGES: (CONTINUED)
    (c) During the fourth quarter of 2000, the Company recognized special charges consisting of the following:

Tentative settlement with the United States Department of
  Justice ("DOJ")...........................................  $ 9,000,000
Legal and professional fees and other costs related to DOJ
  settlement................................................    1,289,935
                                                              -----------
Total special charges.......................................  $10,289,935
                                                              ===========

    In February 2001, the Company reached a tentative agreement with the DOJ to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement. The Company also incurred and accrued $1,289,935 during the fourth quarter for legal and professional fees and other anticipated costs related to the ultimate resolution of this investigation.

    In the event the Company and the DOJ were unable to consummate the proposed settlement, no assurances may be given regarding the resolution of the DOJ investigation, and the Company is unable to predict its impact, if any, on the Company. If the DOJ or, if applicable, any other plaintiff were to pursue and prevail on matters that may arise from this investigation, any judgment resulting from such litigation or any administrative penalties, including, without limitation, significant recoupment of funds or civil or criminal penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

NOTE 12--ACQUISITION:

    On April 17, 2000, UroCor acquired Mills Biopharmaceuticals, Inc., the manufacturer of UroCor's ProstaSeed-Registered Trademark- I-125 sources for radiation treatment of prostate cancer. The terms of the purchase agreement called for a combination of $650,000 cash, assumption of certain liabilities and the issuance of 477,700 shares of treasury stock described in Footnote 8 for a total value of $4.3 million, including the milestone payments previously made, in addition to certain royalty payments dependent upon the achievement of future sales levels. Under the agreement, Dr. Stanley Mills, Mills Biopharmaceuticals'

                                  UROCOR, INC.

                               DECEMBER 31, 2000

NOTE 12--ACQUISITION: (CONTINUED)
president and founder, was appointed UroCor's Vice President Product Development for radiation therapies subject to a separate employment agreement and the Company agreed to lease the production facilities from Dr. Mills. This acquisition has been accounted for under the purchase method of accounting. The Company made an allocation of the purchase price based on estimated fair values at date of acquisition. This allocation resulted in acquired goodwill of approximately $4.0 million, which is being amortized over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

NOTE 13--SEGMENT REPORTING:

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. With the regulatory approvals for two therapeutic products occurring in the first quarter of 2000 and the purchase of manufacturing capabilities of Mills Biopharmaceuticals, described above, the Company is now operating in two reportable segments--1) diagnostic services and 2) therapeutic products. For 1998, the Company also operated the Urology Support Services ("USS") business, providing medical billing services for a small number of urologists, until it was discontinued late in 1998. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment offered ProstaSeed-Registered Trademark- for early stage prostate cancer and PACIS BCG-Registered Trademark- for bladder cancer in 2000; the therapeutic revenue activity prior to 2000 was related to a co-promotion agreement with Zeneca, Inc., which entailed the Company's sales force selling two prostate cancer products to urologists, however, the Company had no other direct costs related to sales of these co-promotion products. The Company's management evaluates performance based on several factors. However, the primary measurement focus is "Gross Profit" (revenue less direct costs) and "Operating Income", excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 above. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information

                                  UROCOR, INC.

                               DECEMBER 31, 2000

NOTE 13--SEGMENT REPORTING: (CONTINUED)
by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company's segments for 1998, 1999 and 2000:

                                             DIAGNOSTIC    THERAPEUTIC
                                              SERVICES      PRODUCTS         USS          TOTAL
                                             -----------   -----------   -----------   -----------
2000
Revenue....................................  $51,011,916   $ 1,609,849   $        --   $52,621,765
Gross Profit...............................  $33,820,003   $(1,024,097)  $        --   $32,795,906
Operating Income (Loss)....................  $16,725,113   $(4,197,640)  $        --   $12,527,473

1999
Revenue....................................  $42,976,747   $ 2,531,726   $        --   $45,508,473
Gross Profit...............................  $25,113,851   $ 1,744,908   $        --   $26,858,759
Operating Income...........................  $ 8,991,364   $    78,800   $        --   $ 9,070,164

1998
Revenue....................................  $41,484,226   $ 5,982,200   $   139,717   $47,606,143
Gross Profit...............................  $23,879,698   $ 5,096,136   $  (632,657)  $28,343,177
Operating Income (Loss)....................  $ 6,476,363   $ 4,548,713   $(1,159,094)  $ 9,865,982

Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

                                            1998          1999          2000
                                         -----------   -----------   -----------
Total for reportable segments..........  $ 9,865,982     9,070,164   $12,527,473
Less: Special charges..................    8,205,606     7,409,777    10,289,935
    Corporate expenses.................    6,474,922     8,934,071     8,891,353
                                         -----------   -----------   -----------
Operating income.......................  $(4,814,546)  $(7,273,684)  $(6,653,815)
                                         ===========   ===========   ===========

14.  INCOME TAXES:

    The Company has provided for income taxes (benefit) as follows:

                                            1998          1999          2000
                                         -----------   -----------   -----------
Current:
  Federal..............................  $        --   $        --   $        --
  State................................           --            --            --
                                         -----------   -----------   -----------
  Total................................  $        --   $        --   $        --

Deferred:
  Federal..............................  $(1,517,769)  $(2,311,226)  $(1,159,718)
  State................................           --            --            --
                                         -----------   -----------   -----------
  Total................................   (1,517,769)   (2,311,226)   (1,159,718)
                                         -----------   -----------   -----------
Total income tax benefit...............  $(1,517,769)  $(2,311,226)  $(1,159,718)
                                         ===========   ===========   ===========

                                  UROCOR, INC.

                               DECEMBER 31, 2000

14.  INCOME TAXES: (CONTINUED)
    The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences being summarized below:

                                                            1998          1999          2000
                                                          --------      --------      --------
Tax expense (benefit) at statutory rates............        (34)%         (34)%         (34)%
State income taxes, less federal income tax
  effect............................................         (4)%          (4)%          (4)%
Other...............................................          0 %           2 %           1 %
Adjustment due to change in valuation allowance.....          0 %           0 %          18 %
                                                            ---           ---           ---
Benefit for income taxes............................        (38)%         (36)%         (19)%
                                                            ===           ===           ===

    The annual utilization of the Company's net tax operating loss carryforward will be limited by Internal Revenue Code Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward at December 31, 2000 will be limited to approximately $16.7 million, of which approximately $16.1 million will be available in 2001 and $.6 million in subsequent years. The net operating loss carryforward will begin to expire in 2013.

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1999 and 2000 were:

                                                         1999         2000
                                                      ----------   -----------
Net operating loss carryforward.....................  $3,784,636   $ 6,182,750
Depreciation and amortization.......................     (79,737)      120,388
Deferred compensation...............................      92,452       173,409
Allowance for doubtful accounts.....................   2,104,541     1,463,821
Other...............................................      82,474        74,313
                                                      ----------   -----------
Net deferred tax asset..............................  $5,984,366   $ 8,014,681
Valuation allowance.................................    (324,626)   (1,356,606)
                                                      ----------   -----------
  Total net deferred tax asset......................  $5,659,740   $ 6,658,075
                                                      ==========   ===========

15.  NET INCOME (LOSS) PER SHARE:

    A summary of the components of net income (loss) per share and the impact of dilutive securities is presented below:

                                              FOR THE YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------
                                         1998                                  1999
                          -----------------------------------   ----------------------------------
                                         WEIGHTED      PER                    WEIGHTED      PER
                                         AVERAGE      SHARE         NET        AVERAGE     SHARE
                          NET INCOME      SHARES      AMOUNT       LOSS        SHARES      AMOUNT
                          -----------   ----------   --------   -----------   ---------   --------
Net Income (Loss) Per
  Share--Basic..........  $(2,476,359)  10,402,281    $(0.24)   $(4,108,847)  9,902,643    $(0.41)
Effect of Dilutive
  Securities:
  Stock Options.........          --            --        --             --          --        --
  Warrants..............          --            --        --             --                    --
                          -----------   ----------    ------    -----------   ---------    ------
Net Income (Loss) Per
  Share--Assuming
  Dilution..............  $(2,476,359)  10,402,281    $(0.24)   $(4,108,847)  9,902,643    $(0.41)

                            FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------
                                         2000
                          -----------------------------------
                                        WEIGHTED
                              NET        AVERAGE    PER SHARE
                             LOSS        SHARES      AMOUNT
                          -----------   ---------   ---------
Net Income (Loss) Per
  Share--Basic..........  $(4,819,591)  9,689,994    $(0.50)
Effect of Dilutive
  Securities:
  Stock Options.........           --          --        --
  Warrants..............           --          --        --
                          -----------   ---------    ------
Net Income (Loss) Per
  Share--Assuming
  Dilution..............  $(4,819,591)  9,689,994    $(0.50)

                                  UROCOR, INC.

                               DECEMBER 31, 2000

15.  NET INCOME (LOSS) PER SHARE: (CONTINUED)
Stock options and warrants to purchase shares of common stock at exercise prices greater than the average market price of the common stock were outstanding during each of the periods presented. Such options and warrants were not included in the computation of Net Income Per Share--Assuming Dilution because the impact would be antidilutive. Potential shares to be purchased under such antidilutive stock options totaled 592,484, 966,546 and 445,777 for 1998, 1999 and 2000, respectively. There were no such antidilutive warrants for 1998, 1999 or 2000.

    Additionally, for 1998, 1999 and 2000, the otherwise dilutive impact of all other outstanding stock options and warrants is excluded from the computation of Net Income Per Share--Assuming Dilution because such impact is antidilutive in the year of a net loss (i.e., consideration of such shares would result in a lower Net Loss Per Share--Assuming Dilution in comparison to the Net Loss Per Share--Basic). For 1998, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 600,748 and 55,408 weighted average shares, respectively, resulting in a total of 11,058,437 weighted average common and common equivalent shares outstanding, assuming dilution. For 1999, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 451,561 and 15,760 weighted average shares, respectively, resulting in a total of 10,369,964 weighted average common and common equivalent shares outstanding, assuming dilution. For 2000, the otherwise dilutive effect of such antidilutive stock options would have been an additional 363,034 weighted average shares, resulting in a total of 10,053,028 weighted average common and common equivalent shares outstanding, assuming dilution.

16.  SUBSEQUENT EVENTS:

    (a) In March 2001, the Company entered into a collaborative agreement with Bioniche Life Sciences, Inc., securing exclusive rights to distribute Cystistat, a treatment for interstitial cystitis, in the United States. The agreement provides that Bioniche will pursue FDA approval for marketing the product in the United States. Under the terms of the agreement, UroCor made an initial payment of $750,000 and will pay up to an additional $2,275,000 in milestone payments in subsequent years during the development and potential product launch of the product.

    (b) In February 2001, ongoing manufacturing supply issues led UroCor and BioChem Pharma, Inc. ("BioChem") to agree on a settlement to end their distribution agreement for PACIS BCG that had been executed in 1994. Under the terms of the settlement, UroCor received $7 million from BioChem, which resulted in a pretax profit in excess of $4.0 million that will be recorded in the first quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UROCOR, INC.
                                                       (Registrant)

                                                       By:            /s/ MICHAEL W. GEORGE
                                                            -----------------------------------------
                                                                        Michael W. George
Dated: March 30, 2000.                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MICHAEL W. GEORGE                  Chief Executive Officer and
     -------------------------------------------         President (Principal          March 30, 2000
                 (Michael W. George)                     Executive Officer)

                                                       Chief Financial Officer,
                 /s/ BRUCE C. HAYDEN                     Secretary and Treasurer
     -------------------------------------------         (Principal Financial          March 30, 2000
                  (Bruce C. Hayden)                      Officer)

                /s/ HERBERT J. CONRAD
     -------------------------------------------       Chairman of the Board           March 30, 2000
                 (Herbert J. Conrad)

                 /s/ AARON BEAM, JR.
     -------------------------------------------       Director                        March 30, 2000
                  (Aaron Beam, Jr.)

               /s/ MICHAEL E. HERBERT
     -------------------------------------------       Director                        March 30, 2000
                (Michael E. Herbert)

                /s/ MICHAEL R. MILLER
     -------------------------------------------       Director                        March 30, 2000
                 (Michael R. Miller)

                 /s/ THOMAS C. RAMEY
     -------------------------------------------       Director                        March 30, 2000
                  (Thomas C. Ramey)

                /s/ LOUIS M. SHERWOOD
     -------------------------------------------       Director                        March 30, 2000
              (Louis M. Sherwood, M.D.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of UroCor, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UroCor, Inc. included in this 2000 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2001

                                                                     SCHEDULE II

                                  UROCOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                     ----------------------
                                                     CHARGE TO    CHARGE TO
                                         BEGINNING    COST AND      OTHER                     ENDING
DESCRIPTION                               BALANCE    EXPENSE(1)   ACCOUNTS    DEDUCTION(2)    BALANCE
-----------                              ---------   ----------   ---------   ------------   ---------
For the Year Ended December 31, 1998:
  Allowance for Doubtful Accounts......  2,619,485   8,409,477          --     (4,999,896)   6,029,066
For the Year Ended December 31, 1999:
  Allowance for Doubtful Accounts......  6,029,066   6,418,366          --     (7,270,018)   5,177,414
For the Year Ended December 31, 2000:
  Allowance for Doubtful Accounts......  5,177,414   4,478,931          --     (5,526,070)   4,130,275

------------------------

(1) Includes $4,700,000 recorded as a special charge to valuation allowance in the third quarter of 1998 and $3,941,833 recorded as special charge to valuation allowance in the second quarter of 1999 (see Footnote 11 to the December 31, 2000 audited financial statements).

(2) Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.