Form 10-Q
period 2001-03-31
UROCOR INC
filed 2001-05-15
CIK 946945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q
(MARK ONE)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 0-28328

                         ------------------------------

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

                         ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 7, 2001 was 9,874,263 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UROCOR, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000.........................................      3
         Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000.............................      4
         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000...................................      5
         Notes to Unaudited Interim Consolidated Financial
           Statements--March 31, 2001................................    6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................   9-12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK......................................................     12

         PART II--OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................     13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................     13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................     13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13
ITEM 5.  OTHER INFORMATION...........................................  13-21
         Cautionary Statements
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     21
Signatures...........................................................     22

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UROCOR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,531,251   $ 11,006,568
  Short-term marketable investments.........................     2,074,075        488,587
  Accounts receivable, net of allowance for doubtful
    accounts of $4,579,991 at March 31, 2001 and $4,130,275
    at December 31, 2000....................................    13,415,803     12,476,454
  Prepaid expenses..........................................       866,176        565,167
  Laboratory supplies, at average cost......................       451,502        473,205
  Inventory.................................................       316,219        309,308
  Deferred tax asset, net...................................     1,082,092      2,286,619
  Other current assets......................................       367,381        760,726
                                                              ------------   ------------
    Total current assets....................................    35,104,499     28,366,634
                                                              ------------   ------------
LONG-TERM MARKETABLE INVESTMENTS............................       513,412        996,261
PROPERTY AND EQUIPMENT, net.................................     9,935,456     10,037,696
NON-CURRENT DEFERRED TAX ASSET, net.........................     3,001,097      4,371,456
GOODWILL, net of accumulated amortization of $204,802 at
  March 31, 2001 and $155,224 at December 31, 2000..........     3,804,521      3,859,336
INTANGIBLE AND OTHER ASSETS, net............................     2,011,252      3,697,979
                                                              ------------   ------------
    Total assets............................................  $ 54,370,237   $ 51,329,362
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,045,520   $  3,257,018
  Accrued compensation......................................     1,944,819        856,648
  Current installments of obligations under capital
    leases..................................................       398,079        249,679
  Accrued Special Charges...................................     9,365,126      9,892,432
  Other accrued liabilities.................................       217,814        728,516
                                                              ------------   ------------
    Total current liabilities...............................    13,971,358     14,984,293
DEFERRED COMPENSATION.......................................       537,961        469,855
OBLIGATIONS UNDER CAPITAL LEASES, net of current
  installments..............................................       592,614        594,280
LONG-TERM DEBT..............................................            --        175,000
                                                              ------------   ------------
    Total liabilities.......................................    15,101,933     16,223,428
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 6,000,000
    shares at March 31, 2001 and at December 31, 2000; no
    shares issued and outstanding at March 31, 2001 or at
    December 31, 2000.......................................            --             --
  Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 2001 and at December 31, 2000; 11,058,967
    shares issued at March 31, 2001 and 11,030,131 shares
    issued at December 31, 2000.............................       110,590        110,301
  Additional paid-in capital................................    59,654,457     59,536,736
  Common stock held in treasury at cost, 1,194,604 shares at
    March 31, 2001 and at December 31, 2000.................    (5,397,308)    (5,397,308)
  Accumulated deficit.......................................   (15,099,435)   (19,143,795)
                                                              ------------   ------------
    Total stockholders' equity..............................    39,268,304     35,105,934
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 54,370,237   $ 51,329,362
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
REVENUE.....................................................  $15,470,421   $12,040,557
OPERATING EXPENSES:
  Direct cost of services and products......................    5,228,361     4,376,323
  Selling, general and administrative expenses..............    8,084,882     6,756,252
  Research and development..................................      327,343       398,715
                                                              -----------   -----------
     Total operating expenses...............................   13,640,586    11,531,290
                                                              -----------   -----------
OPERATING INCOME............................................    1,829,835       509,267
OTHER INCOME (EXPENSE):
  Gain on termination of therapeutic agreement..............    4,597,011            --
  Interest, net.............................................      221,505       171,529
  Other.....................................................      (29,105)      (24,183)
                                                              -----------   -----------
     Total other income, net................................    4,789,411       147,346
                                                              -----------   -----------
Income before income taxes..................................    6,619,246       656,613
Income tax provision........................................    2,574,886       249,520
                                                              -----------   -----------
NET INCOME..................................................  $ 4,044,360   $   407,093
                                                              ===========   ===========
NET INCOME PER SHARE:
Basic:
  Net Income Per Common Share...............................  $       .41   $       .04
                                                              ===========   ===========
  Weighted Average Common and Common Equivalent Shares
     Outstanding............................................    9,834,204     9,367,268
                                                              ===========   ===========
Diluted:
  Net Income Per Common Share--Assuming Dilution............  $       .38   $       .04
                                                              ===========   ===========
  Weighted Average Common and Common Equivalent Shares
     Outstanding--Assuming Dilution.........................   10,524,025     9,662,141
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 4,044,360   $   407,093
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      722,722       704,040
    Deferred income tax provision...........................    2,574,886       249,520
    Deferred compensation expense...........................       68,106        91,667
    Stock option compensation expense.......................           --         2,063
    Loss on disposition of equipment........................       13,993        24,183
    Loss on asset write downs...............................       24,999            --
    Gain on termination of therapeutic agreement............   (4,597,011)           --
    Equity in net income of subsidiary......................       (9,889)           --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............     (939,349)      839,890
    Increase in prepaid expense.............................     (301,009)     (125,336)
    Decrease in laboratory supplies.........................       21,703       137,595
    Increase in inventory...................................       (6,911)       (3,612)
    Decrease (increase) in other current assets.............      393,345      (722,737)
    Decrease in accounts payable............................   (1,211,498)     (604,890)
    Increase in accrued compensation........................    1,088,171       304,503
    (Decrease) increase in accrued liabilities..............   (1,038,008)       50,630
                                                              -----------   -----------
       Net cash provided by operating activities............      848,610     1,354,609
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term marketable investments............   (1,585,488)   (2,264,489)
  Maturities of long-term marketable investments............      482,849     2,687,292
  Capital expenditures......................................     (556,320)     (794,340)
  Proceeds from termination of therapeutic agreement........    7,000,000            --
  Intangibles and other assets..............................     (754,712)      253,359
                                                              -----------   -----------
       Net cash provided by (used in) investing
       activities...........................................    4,586,329      (118,178)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................      118,010       266,688
  Proceeds from exercise of warrants........................           --        27,000
  Payment of long term debt.................................     (175,000)           --
  Proceeds from fixed asset sale/leaseback..................      236,253            --
  Principal payments under capital lease obligations........      (89,519)       (8,454)
                                                              -----------   -----------
       Net cash provided by financing activities............       89,744       285,234
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    5,524,683     1,521,665
CASH AND CASH EQUIVALENTS, beginning of year................   11,006,568     5,259,218
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $16,531,251   $ 6,780,883
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    20,491   $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Obligations under therapeutic product distribution
    agreement...............................................  $        --   $ 1,750,000

  The accompanying notes are an integral part of these consolidated financial statements.

                                  UROCOR, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1--BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

     The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2--INVESTMENTS:

     Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of March 31, 2001 and December 31, 2000. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 2001 and December 31, 2000, there was not a material net unrealized gain or loss on these investments.

NOTE 3--COMMITMENTS AND CONTINGENCIES:

     In February 2001, the Company reached a tentative settlement with the United States Department of Justice (the "DOJ") to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement.

     In the event the Company and the DOJ were unable to consummate the proposed settlement, no assurances may be given regarding the resolution of the DOJ investigation, and the Company is unable to predict its impact, if any, on the Company. If the DOJ or, if applicable, any other plaintiff were to pursue and prevail on matters that may arise from this investigation, any judgment resulting from such litigation or any administrative penalties, including, without limitation, significant recoupment of funds or civil or criminal

                                  UROCOR, INC.
                         NOTES TO INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2001

NOTE 3--COMMITMENTS AND CONTINGENCIES: (CONTINUED)

penalty or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

NOTE 4--STOCK REPURCHASE PROGRAM:

     On April 20, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of March 31, 2001, the Company had repurchased approximately $7.6 million (or approximately
1.7 million shares) of common stock and reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc. There were no stock repurchases during the first quarter of 2001.

NOTE 5--SEGMENT REPORTING:

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. The Company operates in two reportable segments--1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment currently offers ProstaSeed(R) for early stage prostate cancer and offered PACIS BCG(R) for bladder cancer until February 2001, when an agreement was reached with the manufacturer of PACIS BCG to terminate the related distribution agreement. The Company's management evaluates performance based on several factors. However, the primary measurement focus is "Gross Profit" (revenue less direct costs) and "Operating Income," excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company's segments for the three months ended March 31, 2001 and 2000:

                                           DIAGNOSTIC    THERAPEUTIC
THREE MONTHS ENDED MARCH 31:                SERVICES      PRODUCTS        TOTAL
----------------------------               -----------   -----------   -----------
2001:
Revenue..................................  $14,910,895    $ 559,526    $15,470,421
Gross Profit.............................  $10,404,191    $(162,131)   $10,242,060
Operating Income (Loss)..................  $ 5,281,875    $(742,526)   $ 4,539,349
2000:
Revenue..................................  $11,985,320    $  55,237    $12,040,557
Gross Profit.............................  $ 7,648,035    $  16,215    $ 7,664,250
Operating Income (Loss)..................  $ 3,250,093    $(615,146)   $ 2,634,947

                                  UROCOR, INC.
                         NOTES TO INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2001

NOTE 5--SEGMENT REPORTING: (CONTINUED)

     Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

                                                           2001         2000
                                                        ----------   ----------
Total for reportable segments.........................  $4,539,349   $2,634,947
Less: Corporate expenses..............................   2,709,514    2,125,680
                                                        ----------   ----------
Operating income......................................  $1,829,835   $  509,267
                                                        ==========   ==========

NOTE 6--GAIN ON TERMINATION OF THERAPEUTIC AGREEMENT:

     In February 2001, ongoing manufacturing supply issues led UroCor and BioChem Pharma, Inc. ("BioChem") to agree on a settlement to end their distribution agreement for PACIS BCG that had been executed in 1994. Under the terms of the settlement, UroCor received $7 million from BioChem, which resulted in a pretax gain of $4,597,011.

NOTE 7--BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

     Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

     The following table summarizes the calculation of basic earnings per share ("EPS") and the diluted EPS components:

                                   THREE MONTHS ENDED MARCH 31, 2001    THREE MONTHS ENDED MARCH 31, 2000
                                   ----------------------------------   ----------------------------------
                                     INCOME         SHARES                INCOME         SHARES
                                   (NUMERATOR)   (DENOMINATOR)   EPS    (NUMERATOR)   (DENOMINATOR)   EPS
                                   -----------   -------------   ----   -----------   -------------   ----
Net income/shares................  $4,044,360      9,834,204             $407,093       9,367,268
Basic EPS........................                                $.41                                 $.04
Effect of Dilutive Securities:
  (Stock options/warrants).......                    689,821                              294,873
Adjusted net income/shares.......  $4,044,360     10,524,025             $407,093       9,662,141
Diluted EPS......................                                $.38                                 $.04

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

     During the three months ended March 31, 2001, the Company derived approximately 96% of its revenue from diagnostic products and services that UroCor Labs(TM) provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the three months ended March 31, 2001, approximately 46%, 42%, 8% and 4% of the Company's diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

     During the three months ended March 31, 2001, the Company derived approximately 4% of its revenue from the sales of its therapeutic product, ProstaSeed. ProstaSeed is a UroCor-branded line of radiation implants (also referred to as "seeds") used in brachytherapy for early stage prostate cancer that received regulatory approval for marketing in January 2000.

RESULTS OF OPERATIONS

     Revenue. Revenue for the three months ended March 31, 2001 increased 28.5% to approximately $15.5 million compared to $12.0 million for the three months ended March 31, 2000.

     Diagnostic services revenue increased 24.5% for the three-month period resulting primarily from the Company's price increase effective August 14, 2000, slightly offset by an overall decline in reimbursement rates from Medicare effective January 1, 2001. The Company's price increase and the overall decrease in Medicare reimbursement resulted in an increase of approximately $1.6 million in revenue for the three months ended March 31, 2001 compared to the same period in 2000. Case volume for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 decreased 9.2%, however, the majority of the decrease was in the Company's lower priced products, therefore, the shift in product mix more than offset the decrease in volume. Diagnostic volumes have declined primarily as the result of the revision of pricing on contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. The Company's client base for the first quarter of 2001 was approximately 2,500 urologists of which approximately 45% used two or more products compared to approximately 2,575 urologists and approximately 46% using more than one product for the first quarter of 2000.

     Therapeutic products revenue increased from approximately $55,000 during the three months ended March 31, 2000 to approximately $560,000 during the three months ended March 31, 2001. The Company's marketing of ProstaSeed accounted for substantially all of the therapeutic products revenue in both periods. Therapeutic products revenue in subsequent periods is contingent upon the successful manufacturing and marketing of ProstaSeed and the future acquisition of rights for, and the obtaining of appropriate United States Food and Drug Administration (the "FDA") or other regulatory approvals for, any other therapeutic products that could be marketed by the Company.

     Direct Cost of Services and Products. As a percentage of revenue, direct expenses decreased to 33.8% for the three months ended March 31, 2001 from 36.3% for the three months ended March 31, 2000. In the aggregate, direct cost of services and products increased 19.4%, from approximately $4.4 million for the three months ended March 31, 2000 to approximately $5.2 million for the three months ended March 31, 2001.

     Direct costs for diagnostic services, as a percentage of revenue, decreased to 29.1% for the three months ended March 31, 2001 from 36.0% for the three months ended March 31, 2000. The Company's price increases discussed above in "Revenue" contributed to these decreased percentages, along with shifts in volume mix towards the Company's higher margin tests. In the aggregate, direct costs for diagnostic services increased 3.8%, from approximately $4.3 million for the three months ended March 31, 2000 to approximately $4.5 million for the three months ended March 31, 2001. These increases are primarily related to personnel costs for initial data-entry and specimen processing.

     Direct costs for therapeutic products for the three months ended March 31, 2001 are principally comprised of the manufacturing and overhead costs related to ProstaSeed. For the three months ended March 31, 2000, these direct costs were also related to ProstaSeed, however, before the Company acquired the manufacturer in April 2000, direct costs were for acquisition of the product. These direct costs exceeded revenue by 29.0% for the three-month period ended March 31, 2001 and were 29.6% of revenue for the three-month period ended March 31, 2000. In aggregate, the direct costs for therapeutic products increased to approximately $722,000 for the three-month period ended March 31, 2001 from approximately $39,000 for the three-month period ended March 31, 2000. Attainment of positive gross profit margins for the Company's ongoing ProstaSeed marketing efforts is contingent upon increasing sales volumes, which is dependent on the efforts and results of the Company's product distributors.

     Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 52.3% for the three months ended March 31, 2001 from 56.1% for the three months ended March 31, 2000. In the aggregate, selling, general and administrative expenses increased 19.7%, from approximately $6.8 million in the three months ended March 31, 2000 to approximately $8.1 million in the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three-month period was due principally to increased sales and administrative personnel costs of approximately $760,000, an increase in the provision for doubtful accounts of approximately $498,000 and increased conventions and meetings costs of approximately $161,000.

     Research and Development Expenses. As a percentage of revenue, research and development expenses decreased to 2.1% for the three months ended March 31, 2001 from 3.3% for the three months ended March 31, 2000. In the aggregate, research and development costs decreased 17.9%, from approximately $399,000 in the three months ended March 31, 2000 to approximately $327,000 in the three months ended March 31, 2001. The decrease in expenses was due primarily to the Company's focus on strategic projects that it has determined have the highest potential of being commercialized, which has resulted in overall lower base research and development program costs.

     Other Income (Expense). Other income, net of interest expense increased from approximately $147,000 in the three months ended March 31, 2000 to approximately $4.8 million in the three months ended March 31, 2001. The increase was due principally to the realized gain of approximately $4.6 million attributable to the termination in February 2001 of the Company's distribution agreement with the manufacturer of PACIS BCG, a therapeutic product previously distributed by the Company.

     Income Taxes. Income tax expense recorded in the three months ended March 31, 2001 was approximately $2.6 million resulting in an effective 38.9% federal and state income tax rate. Income tax expense recorded in the three months ended March 31, 2000 was approximately $250,000 based upon an effective 38.0% federal and state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, cash, cash equivalents and marketable investments totaled approximately $19.1 million, and the Company's working capital was approximately $21.1 million. As of March 31, 2001, the components of cash, cash equivalents and marketable investments were approximately $16.5 million of cash and cash equivalents and approximately $2.6 million in short-term marketable investments, consisting principally of high-grade fixed income securities with maturities of less than one year.

     Accounts receivable, net of allowance for doubtful accounts, totaled approximately $13.4 million at March 31, 2001, an increase of approximately $940,000 from December 31, 2000, or 7.5%, principally attributable to increased revenue, offset by the collection of $500,000 from a therapeutic product manufacturer relating to the termination at December 31, 1999 of a co-promotion agreement between the Company and the manufacturer.

     At March 31, 2001 and December 31, 2000, the Company's average number of days sales in net diagnostics receivables was approximately 78 and 77, respectively.

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

     Operating activities provided net cash of approximately $849,000 for the three months ended March 31, 2001 compared to net cash provided of approximately $1.4 million for the three months ended March 31, 2000.

     Net cash provided by investing activities was approximately $4.6 million for the three months ended March 31, 2001 and consisted primarily of capital expenditures purchases of approximately $556,000, milestone payments to obtain rights to a therapeutic product of approximately $750,000 and net purchases of marketable securities of $1.1 million, offset by the proceeds of approximately $7.0 million from the termination of the PACIS BCG distribution agreement.

     Net cash provided by financing activities was approximately $90,000 for the three months ended March 31, 2001, consisting primarily of approximately $118,000 from the exercise of stock options by employees and $236,000 of additional proceeds for financing of fixed assets, offset by payment of debt of $175,000 and capital lease principal payments of approximately $90,000.

     The Company's capital expenditures of approximately $556,000 for the three months ended March 31, 2001, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $317,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

     In February 2001, the Company and the United States Department of Justice (the "DOJ") reached a tentative settlement that subsequently was amended in March 2001 of the DOJ investigation into certain matters. Pursuant to the terms of the current tentative settlement agreement between the Company and the DOJ, upon the consummation of the final settlement agreement and related matters, the Company will refund Medicare and various state programs $9.0 million. In addition to any refund or similar amount, the Company has incurred and expects to continue to incur certain expenses relating to the investigation, including without limitation, expenses in connection with the indemnification of legal and other fees and costs for current and past directors, officers and employees of the Company. The Company intends to make these payments from existing cash and investment balances.

     In March 2001, the Company entered into a collaborative agreement with a manufacturer of therapeutic products giving UroCor the exclusive rights to distribute one of the manufacturer's products in the United States. Under the terms of the agreement, UroCor paid $750,000 during the first quarter of 2001 and will pay up to an additional $2.3 million in milestone payments in subsequent years during the development and potential product launch of the product. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

     The Company intends to pursue the acquisition, licensing or co-promotion of new therapeutic products and to acquire diagnostic products or possibly existing business. As such opportunities are identified, the Company intends to make any related acquisition payments from existing cash and investment balances or new debt.

     In April 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock. As of March 31, 2001, the Company had repurchased approximately $7.6 million (or approximately 1.7 million shares) of its common stock and reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the Company's investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at March 31, 2001 consisted primarily of debt securities with maturities as long as one year. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders' equity. As of March 31, 2001 and December 31, 2000, there were no material net unrealized gains or losses on these investments.

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

     From the effective date of the registration statement through March 31, 2001, the following table identifies the purposes and amounts of the net proceeds paid directly or indirectly to others:

Construction of plant, building and facilities..............  $       --
Purchase and installation of machinery and equipment........   6,953,252
Purchases of real estate....................................          --
Acquisition of other business(es)...........................          --
Repayment of indebtedness...................................   2,375,404
Working Capital.............................................   3,641,287
Temporary Investments:
  Short-term Commercial Paper...............................          --
  Long-term Corporate and Treasury Notes....................          --
  Cash Equivalents..........................................          --
Other Purposes:
  Development and Expansion of Diagnostic Product Line......   6,231,192
  Development of Information Products and Services and
     Urological Disease Databases...........................   2,917,130
  Development of Therapeutic Product Line...................   8,489,458
  Development and Expansion of Clinical and Research
     Laboratories and Lab Information System................   3,942,136

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

     Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the federal Social Security Act (the "Federal Anti-Kickback Law) and the physician self-referral and payment prohibition (commonly referred to as the "Stark law"), generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item or purchasing, ordering or leasing a service or item, and prohibit physicians, subject to certain exceptions, from making such referrals to certain entities in which they have an investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

     In July 1998 and March 1999, the Company received Civil Investigative Demands ("CIDs") from the DOJ issued under the Federal Civil False Claims Act concerning allegations that the Company may have submitted false claims in connection with bills for services submitted to Medicare and other federal insurance programs, submitted false statements in support of false claims or conspired to submit false claims to government officials in connection with bills for services submitted to Medicare and other federal insurance programs by, among other things, bundling tests, billing for medically unnecessary tests and upcoding. In February 2001, the Company reached a tentative agreement with the DOJ to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement.

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

     The Company's diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvements Act of 1976, as amended ("CLIA"), the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. Although the Company seeks to structure its practices to comply with such laws and regulations, no assurances can be given regarding compliance in any particular factual situation. The possible sanctions for failure to comply with these licensing provisions or regulations may include denial of the right to conduct business, significant fines and criminal penalties. Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by the United States Department of Health and Human Services (the "DHHS") or any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

     Additionally, with the acquisition in April 2000 of Mills Biopharmaceuticals, Inc. ("Mills"), the manufacturer of its ProstaSeed product, the Company became subject to regulation by the United States Environmental Protection Agency, the Nuclear Regulatory Commission (the "NRC") and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills Biopharmaceuticals manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is subject to regulation by the Board of Pharmacy in each state where the ProstaSeed product is sold.

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

     Congress made sweeping changes to various health care fraud provisions in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA called upon the Secretary of the Department of Health and Human Services ("DHHS") to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. HIPAA also created a federal crime of health care fraud that applies to anyone who knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program affecting commerce, including any public or private plan or contract, under which any medical benefit, item or service is provided to any individual.

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

     Potential Health Care Reform. From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 ("BBA") that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. In addition, the Health Care Financing Administration ("HCFA") has made a number of proposals regarding the payment and coverage of clinical laboratory services including the development of national coverage policies. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

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

     Uncertainties Related to the Regulatory Review of Therapeutic Products. The Company has a collaboration agreement with Bioniche Life Sciences, Inc. ("Bioniche") for a therapeutic product for use in treating interstitial cystitis, a painful condition of the bladder. Pursuant to the agreement, Bioniche is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. The Company can give no assurance that approval will be obtained.

     No Assurance of Successful Marketing Arrangements for Therapeutic
Products. The Company conducts marketing activities for therapeutic products. The Company currently has acquired distribution rights for one therapeutic product. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company's ProstaSeed product. These agreements can be terminated by either party. While the Company has previous experience marketing four other therapeutic products, there can be no assurance that the Company's future efforts will be successful or that the other product distributors' efforts will be successful. UroCor's future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals or devices from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals or devices on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals or devices could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical product or device and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed to the radiation oncology and medical oncology markets that are being pursued for sales of the Company's ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

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

     Potential Therapeutics Product Liability or Recall. UroCor intends to increase its marketing of therapeutic products; if the Company is successful in these efforts, it will face increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. There can be no assurance that a product liability claim or recall would not have a material adverse effect on the Company's financial condition and results of operations.

     Uncertainties Regarding Insurance Coverage. Although the Company currently maintains medical malpractice and general liability insurance, there can be no assurance that the insurance coverage will provide sufficient funds to satisfy any judgments which could be entered against the Company in the future or that liability insurance in such amounts will be available or affordable in the future. In addition, there can be no assurance that all of the activities encompassed within the Company's business are covered under the Company's insurance policies. The lack of such coverage could have a material adverse effect on the Company's financial condition and results of operations.

     The commercial sale of therapeutic products by the Company exposes it to potential product liability risks that are inherent in the marketing of such products for human use. These claims might be made directly by consumers. Although the Company currently maintains product liability insurance, there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A product liability claim could have a material adverse effect on the Company's financial condition and results of operations.

     Moreover, although the Company maintains personal property and business interruption insurance and has taken what it believes to be adequate safeguards, the loss of the Company's specimen repository could have a material adverse effect on the continued development of its database in a manner that would not be compensated fully by insurance and could have a material adverse effect on the Company's financial condition and results of operations.

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

     Risks Associated with Confidentiality of Health Information. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. Virtually all states have enacted laws governing the confidentiality of health information. At the federal level, the Secretary of the DHHS has published two final regulations in the area of health information that could have significant effects on the operations of health care providers, including the Company. The first regulation, published in August 2000, governs electronic transactions and health information, and adopts standards for eight types of transactions and their code sets, including health care payment and remittance advice. The second regulation, published in December 2000, establishes the first federal privacy regulation regarding the use and disclosure of personal health information, and will apply to most health care providers, health insurers and health care clearinghouses. This regulation restricts the manner in which covered health care entities may use and disclose health information, and allows patients greater access to their medical records. If the Company is found to have violated any law or regulation with regard to the privacy, security, confidentiality, dissemination or use of a patient's health information, it could be liable for damages or civil or criminal penalties. In February 2001, DHHS announced that due to an administrative oversight, the effective date of the final privacy regulations was delayed until April 14, 2001. This means that covered entities generally will have until April 14, 2003 to come into compliance with the requirements of the new regulations. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. There can be no assurance, however, that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information. In addition, complying with the two new regulations published by the DHHS in the area of health information may require significant effort and expense that also could have a material adverse effect on the Company's financial condition and results of operations. Moreover, the American Medical Association (the "AMA") has issued an opinion to the effect that a physician who does not obtain a patient's consent to the disclosure of the patient's medical record information violates the AMA's ethical standards. While the AMA's opinions are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company's ability to obtain or use patient information. Existing laws and regulations or new laws and regulations that may be adopted in the future regarding confidentiality of patient health information also could have a material adverse effect on the Company's plans to develop and market its urology disease information databases.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

        10.1 Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto.
        10.2 Form of Change in Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on
              Schedule 10.1 thereto.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UROCOR, INC.

                                            By:    /s/ MICHAEL W. GEORGE
                                              ----------------------------------
                                                      Michael W. George
                                                President and Chief Executive
          May 14, 2001                                      Officer

                                            By:     /s/ BRUCE C. HAYDEN
                                              ----------------------------------
                                                      Bruce C. Hayden
                                                Senior Vice-President, Chief
                                                     Financial Officer,
          May 14, 2001                            Treasurer and Secretary

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
       10.1    Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto.
       10.2    Form of Change in Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on
               Schedule 10.1 thereto.