Form 10-Q
period 2001-06-30
UROCOR INC
filed 2001-08-14
CIK 946945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-28328

UROCOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2117882

(State of incorporation)	(IRS Employer Identification No.)

840 Research Parkway, Oklahoma City, OK	73104

(Address of principal executive offices)	(zip code)

(405) 290-4000
(Registrant’s telephone number, including area code)

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

Yes X        No

The number of shares of issuer’s Common Stock, $.01 par value, outstanding on August 6, 2001 was 9,982,980 shares.

UROCOR, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

Notes to Unaudited Interim Consolidated Financial Statements - June 30, 2001	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	15-22

Cautionary Statements

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UROCOR, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,198,435	$11,006,568

Short-term marketable investments	3,573,014	488,587

Accounts receivable, net of allowance for doubtful accounts of $5,215,582 at June 30, 2001 and $4,130,275 at December 31, 2000	13,494,280	12,476,454

Prepaid expenses	621,983	565,167

Laboratory supplies, at average cost	490,161	473,205

Inventory	247,716	309,308

Deferred tax asset, net	1,026,108	2,286,619

Other current assets	428,349	760,726

Total current assets	29,080,046	28,366,634

LONG-TERM MARKETABLE INVESTMENTS	511,713	996,261

PROPERTY AND EQUIPMENT, net	9,595,965	10,037,696

NON-CURRENT DEFERRED TAX ASSET, net	2,616,149	4,371,456

GOODWILL, net of accumulated amortization of $254,381 at June 30, 2001 and $155,224 at December 31, 2000	3,754,940	3,859,336

INTANGIBLE AND OTHER ASSETS, net	2,012,967	3,697,979

Total assets	$47,571,780	$51,329,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,364,820	$3,257,018

Accrued compensation	2,196,409	856,648

Current installments of obligations under capital leases	352,373	249,679

Accrued special charges	—	9,892,432

Other accrued liabilities	942,884	728,516

Total current liabilities	5,856,486	14,984,293

DEFERRED COMPENSATION	594,393	469,855

OBLIGATIONS UNDER CAPITAL LEASES, net of current installments	531,753	594,280

LONG-TERM DEBT	—	175,000

Total liabilities	6,982,632	16,223,428

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 6,000,000 shares at June 30, 2001 and at December 31, 2000; no shares issued and outstanding at June 30, 2001 or at December 31, 2000	—	—

Common stock, $.01 par value, authorized 20,000,000 shares at June 30, 2001 and at December 31, 2000; 11,145,751 shares issued at June 30, 2001 and 11,030,131 shares issued at December 31, 2000	111,458	110,301

Additional paid-in capital	60,185,946	59,536,736

Common stock held in treasury at cost, 1,172,060 shares at June 30, 2001 and 1,194,604 at December 31, 2000	(5,301,837)	(5,397,308)

Accumulated deficit	(14,406,419)	(19,143,795)

Total stockholders’ equity	40,589,148	35,105,934

Total liabilities and stockholders’ equity	$47,571,780	$51,329,362

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

REVENUE	$15,857,756	$12,320,146	$31,328,177	$24,360,703

OPERATING EXPENSES:

Direct cost of services and products	5,638,557	4,655,424	10,866,918	9,031,747

Selling, general and administrative expenses	8,017,233	6,673,435	16,102,116	13,429,687

Research and development	309,115	388,092	636,458	786,807

Total operating expenses	13,964,905	11,716,951	27,605,492	23,248,241

OPERATING INCOME	1,892,851	603,195	3,722,685	1,112,462

OTHER INCOME (EXPENSE):

Gain on termination of therapeutic agreement	—	—	4,597,010	—

Interest, net	27,965	164,742	249,471	336,271

Other	(786,867)	(4,459)	(815,972)	(28,642)

Total other income, net	(758,902)	160,283	4,030,509	307,629

Income before income taxes	1,133,949	763,478	7,753,194	1,420,091

Income tax provision	440,932	305,875	3,015,818	555,395

NET INCOME	$693,017	$457,603	$4,737,376	$864,696

NET INCOME PER SHARE:

Basic:

Net Income Per Common Share	$.07	$.05	$.48	$.09

Weighted Average Common and Common Equivalent Shares Outstanding	9,897,001	9,768,329	9,877,585	9,568,243

Diluted:

Net Income Per Common Share — Assuming Dilution	$.06	$.05	$.44	$.09

Weighted Average Common and Common Equivalent Shares Outstanding — Assuming Dilution	10,830,185	9,962,083	10,707,977	9,805,686

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,737,376	$864,696

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,388,589	1,438,955

Deferred income tax provision	3,015,818	555,395

Deferred compensation expense	124,538	156,583

Stock option compensation expense	—	4,126

Loss on disposition of equipment	85,353	3,857

Loss on asset write downs	49,998	—

Gain on termination of therapeutic agreement	(4,597,010)	—

Equity in net income of subsidiary	(9,889)	—

Changes in assets and liabilities: (Increase) decrease in accounts receivable	(1,017,826)	921,145

(Increase) decrease in prepaid expense	(56,816)	69,024

(Increase) decrease in laboratory supplies	(16,956)	40,327

(Increase) decrease in inventory	61,592	(296,970)

(Increase) decrease in other current assets	332,377	(83,141)

(Decrease) in accounts payable	(892,198)	(622,431)

Increase in accrued compensation	1,339,761	5,622

Increase in accrued liabilities	214,368	158,329

Decrease in accrued special charges	(9,892,432)	—

Net cash (used in) provided by operating activities	(5,133,357)	3,215,517

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term marketable investments	(3,084,427)	(241,109)

Maturities of long-term marketable investments	484,548	2,687,292

Cash acquired in acquisition of subsidiary	—	(30,543)

Cash paid for acquisition of subsidiary	—	(650,000)

Capital expenditures	(900,127)	(1,683,823)

Milestone payments for therapeutic product	—	(750,000)

Proceeds from termination of therapeutic agreement	7,000,000	—

Intangibles and other assets	(785,775)	(866,643)

Net cash provided by (used in) investing activities	2,714,219	(1,534,826)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from employee stock purchase plan	58,034	55,687

Repurchases of Common Stock	—	(311,996)

Proceeds from exercise of stock options	687,804	274,839

Proceeds from exercise of warrants	—	27,000

Payment of long term debt	(175,000)	—

Proceeds from fixed asset sale/leaseback	236,253	—

Principal payments under capital lease obligations	(196,086)	(8,454)

Net cash provided by financing activities	611,005	37,076

Net increase in cash and cash equivalents	(1,808,133)	1,717,767

CASH AND CASH EQUIVALENTS, beginning of year	11,006,568	5,259,218

CASH AND CASH EQUIVALENTS, end of period	$9,198,435	$6,976,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$193,267	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligations under therapeutic product distribution agreement	$—	$1,000,000

Current liabilities assumed in acquisition of subsidiary	$—	$265,740

Long-term liabilities assumed in acquisition of subsidiary	$—	$175,000

Issuance of 477,700 common shares in acquisition of subsidiary	$—	$1,910,800

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

NOTE 1 — BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

      The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 — INVESTMENTS:

      Pursuant to the Company’s investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years. These securities are considered available-for-sale as of June 30, 2001 and December 31, 2000. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders’ equity. As of June 30, 2001 and December 31, 2000, there was not a material net unrealized gain or loss on these investments.

NOTE 3 — COMMITMENTS AND CONTINGENCIES:

      Effective June 29, 2001, the Company received final judicial and governmental approvals of a settlement agreement with the United States Department of Justice (“DOJ”) previously announced on February 16, 2001, concerning matters covered by the DOJ’s investigation into actions of UroCor during 1992 through 1998 in connection with billing claims submitted by UroCor to Medicare and other federal and state insurance programs for its diagnostics testing services. Under the final settlement agreement, UroCor refunded the various programs a total of $9.0 million that was accrued at December 31, 2000. The settlement covers UroCor liabilities to the federal government and the state insurance programs with respect to matters under investigation through December 31, 2000. Under the terms of the settlement, there was no admission by UroCor of any wrongdoing in connection with matters covered by the investigation. UroCor also has agreed to operate under a corporate integrity agreement for a period of up to five years. Among other things, the corporate integrity agreement requires UroCor to cooperate with the United States Attorney’s Office for the Western District of Oklahoma in connection with a criminal investigation of others related to the DOJ investigation. UroCor has incurred and expects to continue to incur expenses relating to the DOJ investigation, including without limitation, the administration of the DOJ settlement (including compliance with the corporate integrity agreement), and may incur additional expenses in connection with any related governmental investigations or proceedings (including the criminal investigation) and any potential indemnification of legal and other fees and costs for current and past directors, officers and employees of UroCor. UroCor currently estimates that it could incur up to $6 million in potential indemnification expenses.

NOTE 4 — STOCK REPURCHASE PROGRAM:

      On April 20, 1999, the Company’s Board of Directors authorized the repurchase by the Company of up to $10 million of UroCor common stock. Management expects that the repurchase program will be conducted from time to time on the open market or in privately negotiated transactions, depending upon market conditions, securities regulations and other factors. As of June 30, 2001, the Company had repurchased approximately $7.6 million (or approximately 1.7 million shares) of common stock, reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc. and reissued 22,544 shares pursuant to the terms of the employee stock purchase plan. There were no stock repurchases during the six months ended June 30, 2001.

NOTE 5 — SEGMENT REPORTING:

      Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. The Company operates in two reportable segments—1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment currently offers ProstaSeed® for early stage prostate cancer and offered PACIS BCG® for bladder cancer until February 2001, when an agreement was reached with the manufacturer of PACIS BCG to terminate the related distribution agreement, resulting in a gain of approximately $4.6 million. The Company’s management evaluates performance based on several factors. However, the primary measurement focus is “Gross Profit” (revenue less direct costs) and “Operating Income”, excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company’s segments for the three months ended June 30, 2001 and 2000:

	Diagnostic Services	Therapeutic Products	Total

Three months ended June 30:

2001:

Revenue	$15,245,027	$612,729	$15,857,756

Gross Profit	$10,375,135	$(155,936)	$10,219,199

Operating Income (Loss)	$5,234,357	$(615,356)	$4,619,001

2000:

Revenue	$12,040,407	$279,739	$12,320,146

Gross Profit	$7,812,194	$(147,472)	$7,664,722

Operating Income (Loss)	$3,707,035	$(915,407)	$2,791,628

Six months ended June 30:

2001:

Revenue	$30,155,922	$1,172,255	$31,328,177

Gross Profit	$20,779,326	$(318,067)	$20,461,259

Operating Income (Loss)	$10,510,292	$(1,357,882)	$9,152,410

2000:

Revenue	$24,025,727	$334,976	$24,360,703

Gross Profit	$15,460,213	$(131,257)	$15,328,956

Operating Income (Loss)	$6,957,109	$(1,530,553)	$5,426,556

Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2001	2000	2001	2000

Total for reportable segments	$4,619,001	$2,791,628	$9,152,410	$5,426,556

Less: Corporate expenses	2,726,150	2,188,433	5,429,725	4,314,094

Operating income	$1,892,851	$603,195	$3,722,685	$1,112,462

NOTE 6 — BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

      Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

      The following table summarizes the calculation of basic earnings per share (“EPS”) and the diluted EPS components:
	Three months ended June 30, 2001			Three months ended June 30, 2000

	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	EPS	(Numerator)	(Denominator)	EPS

Net income/shares	$693,017	9,897,001		$457,603	9,768,329

Basic EPS			$.07			$.05

Effect of Dilutive Securities (stock options/warrants)		933,184			193,754

Adjusted net income/shares	$693,017	10,830,185		$457,603	9,962,083

Diluted EPS			$.06			$.05

	Six months ended June 30, 2001			Six months ended June 30, 2000

	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	EPS	(Numerator)	(Denominator)	EPS

Net income/shares	$4,737,376	9,877,585		$864,696	9,568,243

Basic EPS			$.48			$.09

Effect of Dilutive Securities (stock options/warrants)		830,392			237,443

Adjusted net income/shares	$4,737,376	10,707,977		$864,696	9,805,686

Diluted EPS			$.44			$.09

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, UroCor will adopt this new accounting standard January 1, 2002. The Company is currently analyzing the provisions of SFAS 142 and have not yet determined the impact on our financial statements.

NOTE 8 — PROPOSED ACQUISITION OF UROCOR BY DIANON SYSTEMS, INC.:

      On June 28, 2001, DIANON Systems, Inc. and UroCor announced that the companies had signed a definitive merger agreement for the acquisition of UroCor by DIANON. Pursuant to the terms of the merger agreement, at the closing of the transaction, each stockholder of UroCor would receive 0.4064 shares of common stock of DIANON for each share of UroCor common stock, subject to adjustment as described in the merger agreement. The consummation of the merger is subject to customary conditions, including approval of the stockholders of both companies and necessary regulatory approvals and is expected to close in the fourth quarter of 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of financial condition and results of operations of UroCor, Inc. (“UroCor” or the “Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note: Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Cautionary Statements” included elsewhere in this Report.

Overview

      UroCor markets a comprehensive range of integrated products and services directly to urologists and managed care organizations to assist in detecting, diagnosing, treating and managing prostate cancer, bladder cancer, kidney stones and other complex urologic disorders. The Company’s primary focus is helping urologists improve patient care and outcomes while reducing the total cost of managing these diseases.

      During the six months ended June 30, 2001, the Company derived approximately 96% of its revenue from diagnostic products and services that UroCor Labs™ provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the six months ended June 30, 2001, approximately 44%, 43%, 9% and 4% of the Company’s diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

      During the six months ended June 30, 2001, the Company derived approximately 4% of its revenue from the sales of its therapeutic product, ProstaSeed. ProstaSeed is a UroCor-branded line of radiation implants (also referred to as “seeds”) used in brachytherapy for early stage prostate cancer that received regulatory approval for marketing in January 2000.

      On June 28, 2001, DIANON Systems, Inc. and UroCor announced that the companies had signed a definitive merger agreement for the acquisition of UroCor by DIANON. Pursuant to the terms of the merger agreement, at the closing of the transaction, each stockholder of UroCor would receive 0.4064 shares of common stock of DIANON for each share of UroCor common stock, subject to adjustment as described in the merger agreement. The consummation of the merger is subject to customary conditions, including approval of the stockholders of both companies and necessary regulatory approvals and is expected to close in the fourth quarter of 2001.

Results of Operations

      Revenue.   Revenue for the three months ended June 30, 2001 increased 28.7% to approximately $15.9 million compared to $12.3 million for the three months ended June 30, 2000, and increased from approximately $24.4 million for the first six months of 2000 to approximately $31.3 million for the first six months of 2001.

      Diagnostic services revenue increased 26.6% for the three-month period ending June 30, 2001 and 25.5% for the six-month period ending June 30, 2001 resulting primarily from the Company’s price increase effective August 14, 2000 and an overall positive reimbursement change from Medicare effective January 1, 2001. The Company’s price increase and the overall increase in Medicare reimbursement resulted in an increase of approximately $2.0 million in revenue for the three months ended June 30, 2001 compared to the same period in 2000 and $3.8 million for the six months ended June 30, 2001 compared to the 2000 period. Case volume for the three months ended June 30, 2001 increased 6.2% compared to the three months ended June 30, 2000, while case volume for the six months ended June 30, 2001 decreased 1.9% compared to the 2000 period. The decline in diagnostic volumes for the six-month period was primarily the result of the revision of pricing on contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. The Company’s client base for the second quarter of 2001 was approximately 2,540 urologists of which approximately 46% used two or more products compared to approximately 2,475 urologists and approximately 46% using more than one product for the second quarter of 2000.

      Therapeutic products revenue increased from approximately $280,000 during the three months ended June 30, 2000 to approximately $613,000 during the three months ended June 30, 2001 and increased from approximately $335,000 for the six months ended June 30, 2000 to approximately $1.2 million for same period in 2001. The Company’s marketing of ProstaSeed accounted for substantially all of the therapeutic products revenue in both periods. Increases in therapeutic products revenue in subsequent periods is contingent upon success in increasing the sales of ProstaSeed and the success in the acquisition of rights for, and the obtaining of appropriate United States Food and Drug Administration (the “FDA”) or other regulatory approvals for, any other therapeutic products that could be marketed by the Company.

      Direct Cost of Services and Products.   As a percentage of revenue, direct expenses decreased to 35.6% for the three months ended June 30, 2001 from 37.8% for the three months ended June 30, 2000 and decreased to 34.7% for the six months ended June 30, 2000 from 37.1 % for the six months ended June 30, 2001. In the aggregate, direct cost of services and products increased 21.1%, from approximately $4.7 million for the three months ended June 30, 2000 to approximately $5.6 million for the three months ended June 30, 2001 and decreased 20.3% from approximately $9.0 million for the six months ended June 30, 2000 to approximately $10.9 million for the six months ended June 30, 2001.

      Direct costs for diagnostic services, as a percentage of revenue, decreased to 31.9% for the three months ended June 30, 2001 from 35.1% for the three months ended June 30, 2000 and decreased to 31.1% for the six months ended June 30, 2001 from 35.7% for the six months ended June 30, 2000. The Company’s price increases discussed above in “Revenue” contributed to these decreased percentages, along with shifts in volume mix towards the Company’s higher margin tests. In the aggregate, direct costs for diagnostic services increased 15.2%, from approximately $4.2 million for the three months ended June 30, 2000 to approximately $4.9 million for the three months ended June 30, 2001 and increased 9.5% from approximately $8.6 million for the six months ended June 30, 2000 to approximately $9.4 million for the six months ended June 30, 2001. These increases were primarily related to personnel costs for initial data-entry and specimen processing.

      Direct costs for therapeutic products for the three and six months ended June 30, 2001 and 2000 were principally comprised of the manufacturing and overhead costs related to ProstaSeed. Before the Company acquired the manufacturer of ProstaSeed in April 2000, direct costs were for acquisition of the product. These direct costs exceeded revenue by 25.4% for the three-month period ended June 30, 2001 and 52.7% for the three-month period ended June 30, 2000 and 27.1% for the six months ended June 30, 2001 and 39.2% for the six months ended June 30, 2000. In aggregate, the direct costs for therapeutic products increased to approximately $769,000 for the three-month period ended June 30, 2001 from approximately $427,000 for the three-month period ended June 30, 2000 and to approximately $1.5 million for the six months ended June 30, 2001 from approximately $466,000 for the six months ended June 30, 2000. Attainment of positive gross profit margins for the Company’s ongoing ProstaSeed marketing efforts is contingent upon increasing sales volumes, which is dependent on the efforts and results of the Company’s product distributors.

      Selling, General and Administrative Expenses.   As a percentage of revenue, selling, general and administrative expenses decreased to 50.6% for the three months ended June 30, 2001 from 54.2% for the three months ended June 30, 2000 and to 51.4% for the six months ended June 30, 2001 from 55.1% for the six months ended June 30, 2000. In the aggregate, selling, general and administrative expenses increased 20.1%, from approximately $6.7 million in the three months ended June 30, 2000 to approximately $8.0 million in the three months ended June 30, 2001 and increased 19.9% from approximately $13.4 million for the six months ended June 30, 2000 to $16.1 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the three-month period was due principally to increased sales and administrative personnel costs of approximately $808,000, an increase in the provision for doubtful accounts of approximately $300,000, increased professional service costs of approximately $276,000 and increased facilities and equipment rent of approximately $109,000, offset by a decrease in therapeutic advertising and promotions of approximately $120,000. The increase in selling, general and administrative expenses for the six-month period was due principally to increased sales and administrative personnel costs of approximately $1.6 million, an increase in the provision for doubtful accounts of approximately $798,000, increased professional service costs of approximately $294,000, increased facilities and equipment rent of approximately $208,000 and increased conventions and meetings costs of approximately $161,000, offset by a decrease in therapeutic advertising and promotions of approximately $238,000.

      Research and Development Expenses.   As a percentage of revenue, research and development expenses decreased to 1.9% for the three months ended June 30, 2001 from 3.1% for the three months ended June 30, 2000 and to 2.0% for the six months ended June 30, 2001 from 3.2% for the six months ended June 30, 2000. In the aggregate, research and development costs decreased 20.4%, from approximately $388,000 in the three months ended June 30, 2000 to approximately $309,000 in the three months ended June 30, 2001 and decreased 19.1% from approximately $787,000 for the six months ended June 30, 2000 to approximately $636,000 in the six months ended June 30, 2001. The decrease in expenses was due primarily to the Company’s focus on strategic projects that it has determined have the highest commercial potential, which has resulted in overall lower base research and development program costs.

      Other Income (Expense).   Other income, net of interest expense decreased from income of approximately $160,000 in the three months ended June 30, 2000 to expense of approximately $759,000 in the three months ended June 30, 2001, primarily due to approximately $694,000 of costs related to the proposed merger of the Company with DIANON Systems, Inc. and increased from approximately $308,000 for the six months ended June 30, 2000 to approximately $4.0 million in the six months ended June 30, 2001. This increase was due principally to the realized gain of approximately $4.6 million attributable to the termination in February 2001 of the Company’s distribution agreement with the manufacturer of PACIS BCG, a therapeutic product previously distributed by the Company.

      Income Taxes.   Income tax expense recorded in the three months ended June 30, 2001 was approximately $441,000 resulting in an effective 38.9% federal and state income tax rate. Income tax expense recorded in the three months ended June 30, 2000 was approximately $306,000 based upon an effective 40.1% federal and state income tax rate. For the six months ended June 30, 2001, income tax expense was approximately $3.0 million at an effective tax rate of 38.9%, while income tax expense of approximately $555,000 was recorded for the six months ended June 30, 2000 based upon a 39.1% effective tax rate.

Liquidity and Capital Resources

      As of June 30, 2001, cash, cash equivalents and marketable investments totaled approximately $13.3 million, and the Company’s working capital was approximately $23.2 million. As of June 30, 2001, the components of cash, cash equivalents and marketable investments were approximately $9.2 million of cash and cash equivalents, and short-term and long-term marketable investments of approximately $3.6 million and $512,000, respectively, consisting principally of high-grade fixed income securities with maturities of less than one year.

      Accounts receivable, net of allowance for doubtful accounts, totaled approximately $13.5 million at June 30, 2001, an increase of approximately $1.0 million from December 31, 2000, or 8.2%, principally attributable to increased revenue.

      At June 30, 2001 and December 31, 2000, the Company’s average number of days sales in net diagnostics receivables was approximately 78 and 77, respectively.

      Virtually all of the Company’s diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs such as Medicare, private insurance plans and managed care organizations.

      The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company’s ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have an adverse effect on the Company’s financial position and results of operations.

      Operating activities used net cash of approximately $5.1 million for the six months ended June 30, 2001 compared to net cash provided of approximately $3.2 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, the net cash used by operating activities was primarily the result of net income of approximately $4.7 million, depreciation and amortization of approximately $1.4 million, deferred income tax provision of approximately $3.0 million, and increase in accrued compensation of approximately $1.3 million, more than offset by the gain on termination of therapeutic agreement of approximately $4.6 million, an increase in accounts receivable of approximately $1.0 million, a decrease in accounts payable of approximately $892,000 and a decrease in accrued liabilities of approximately $9.7 million.

      Net cash provided by investing activities was approximately $2.7 million for the six months ended June 30, 2001 and consisted primarily of the proceeds of approximately $7.0 million from the termination of the PACIS BCG distribution agreement offset by capital expenditure purchases of approximately $900,000, net purchases of marketable securities of $2.6 million and an increase in other assets of approximately $786,000.

      Net cash provided by financing activities was approximately $611,000 for the six months ended June 30, 2001, consisting primarily of approximately $688,000 from the exercise of stock options by employees, $58,000 from issuances of stock pursuant to the Company’s employee stock purchase plan and $236,000 of additional proceeds for financing of fixed assets, offset by payment of debt of $175,000 and capital lease principal payments of approximately $196,000.

      The Company’s capital expenditures of approximately $900,000 for the six months ended June 30, 2001, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $353,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

      Effective June 29, 2001, the Company received final judicial and governmental approvals of a settlement agreement with the United States Department of Justice (“DOJ”) previously announced on February 16, 2001, concerning matters covered by the DOJ’s investigation into actions of UroCor during 1992 through 1998 in connection with billing claims submitted by UroCor to Medicare and other federal and state insurance programs for its diagnostics testing services. Under the final settlement agreement, UroCor refunded the various programs a total of $9.0 million and agreed to operate under a corporate integrity agreement for a period of up to five years. Among other things, the corporate integrity agreement requires UroCor to cooperate with the United States Attorney’s Office for the Western District of Oklahoma in connection with a criminal investigation of others related to the DOJ investigation. UroCor has incurred and expects to continue to incur expenses relating to the DOJ investigation, including without limitation, the administration of the DOJ settlement (including compliance with the corporate integrity agreement), and may incur additional expenses in connection with any related governmental investigations or proceedings (including the criminal investigation) and any potential indemnification of legal and other fees and costs for current and past directors, officers and employees of UroCor. UroCor currently estimates that it could incur up to $6 million in potential indemnification expenses.

      In March 2001, the Company entered into a collaborative agreement with a manufacturer of therapeutic products giving UroCor the exclusive rights to distribute one of the manufacturer’s products in the United States. Under the terms of the agreement, UroCor paid $750,000 during the first quarter of 2001 and will pay up to an additional $2.3 million in milestone payments in subsequent years during the development and potential product launch of the product. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

      The Company intends to pursue the acquisition, licensing or co-promotion of new therapeutic products and to acquire diagnostic products or possibly existing business. As such opportunities are identified, the Company intends to make any related acquisition payments from existing cash and investment balances or new debt.

      In April 1999, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. As of June 30, 2001, the Company had repurchased approximately $7.6 million (or approximately 1.7 million shares) of its common stock, reissued 477,700 treasury shares for the acquisition of Mills Biopharmaceuticals, Inc. and reissued 22,544 shares pursuant to the terms of the employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Pursuant to the Company’s investment policy, idle and excess funds are invested in high grade, fixed income securities generally for no more than two years and are classified as Available-for-Sale. Marketable securities at June 30, 2001 consisted primarily of debt securities with maturities as long as one year. The Company considers any net unrealized gain or loss on these investments to be temporary, and reflects such gains or losses as a component of stockholders’ equity. As of June 30, 2001 and December 31, 2000, there were no material net unrealized gains or losses on these investments.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

On June 21, 2001 and July 11, 2001, at the recovening of the Company’s annual meeting of stockholders:

A) The stockholders elected the individuals listed below to serve as Class III directors until the 2004 annual meeting. Set forth below is the tabulation of votes cast:

Name	Shares Voted For	Shares Withheld	Broker Non-Votes

Aaron Beam, Jr.	7,342,940	1,721,150	0

Thomas C. Ramey	7,629,560	1,434,530	0

The members of the Company's Board of Directors whose terms did not expire in 2001 include Herbert J. Conrad, Michael W. George, Michael E. Herbert, Michael R. Miller and Louis M. Sherwood, M.D.

B) The stockholders did not approve the proposed amendment to the UroCor, Inc Second Amended and Restated 1992 Stock Option Plan, as amended to increase the number of shares for which options may be granted under such Plan form 2,700,000 to 3,100,000. The tabulation of votes with respect to this item was as follows:

Shares Voted For	Shares Voted Against	Shares Abstained	Broker Non-Votes

3,428,603	3,891,912	33,001	0

C) The stockholders approved an amendment to the UroCor, Inc. 1997 Non-Employee Director Stock Option Plan, as amended, to increase the number of shares for which options may be granted under such Plan for 200,000 to 300,000. The tabulation of the votes with respect to this item was as follows:

Shares Voted For	Shares Voted Against	Shares Abstained	Broker Non-Votes

5,007,135	2,319,880	26,501	0

Item 5. Other Information

      Special Note Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including without limitation, statements regarding the Company’s financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in statements set forth under “Cautionary Statements” and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

Cautionary Statements

      Risks Associated with Management of Growth.   Over the last several years, the Company has experienced substantial growth and expanded its operational capabilities. The Company also intends to develop further and expand its therapeutic products business and to offer additional information services products. This growth and expansion has placed, and will continue to place, a significant strain on the Company’s management, production, technical, financial and other resources. To date, the Company primarily has experience in managing a diagnostics service business. There can be no assurance that the Company will be able to manage successfully the operation and expansion of its therapeutics or information services businesses.

      Potential Fluctuations in Operating Results.   The Company’s quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company’s control, which have in the past and could in the future materially and adversely affect revenue, operating expenses and income. These factors include seasonality, the quantities and timing of specimens received, competitive pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, availability and cost of logistic and delivery services, changes in the mix of products sold, timing and costs of new product and technology introductions by the Company or its competitors, retention and expansion of the sales force and timing of payments from Medicare and other third-party payors. The Company relies principally upon Federal Express, UPS and Airborne Express for inbound and outbound shipping of specimens and kits for its diagnostics operations; any disruption in the availability of such logistics and delivery services could have a material adverse effect on the Company’s operating results. The need for continued investment in research and development and expansion of its product lines could limit the Company’s ability to reduce expenses quickly. As a result of these factors, the Company’s operating results may continue to fluctuate in the future.

      Uncertainties Related to Government Regulation and Enforcement. As a provider of health care related services, the Company is subject to extensive and frequently changing federal, state and local laws and regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost-containment, direct employment of licensed professionals by business corporations and other aspects of the Company’s business relationships. The various types of regulatory activity affect the Company’s business by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided. The Company cannot predict the timing or impact of any changes in such laws and regulations or their interpretations by regulatory bodies, and no assurance can be given that any such changes will not have a material adverse effect on the Company’s financial condition and results of operations.

      Existing federal laws governing federal health care programs, including Medicare, as well as some state laws, regulate certain aspects of the relationship between health care providers, including the Company, and their referral sources, including physicians, hospitals and other facilities. The Medicare and Medicaid Anti-Fraud and Abuse Amendments to the federal Social Security Act (the “Federal Anti-Kickback Law") generally prohibits providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item or purchasing, ordering or leasing a service or item. The federal physician self-referral and payment prohibitions (commonly referred to as the "Stark law") prohibits physicians, subject to certain exceptions, from making such referrals to certain entities in which they (or their immediate family members) have an ownership or investment interest or with which they have a compensation arrangement. Violation of these prohibitions is punishable by disallowance of submitted claims, civil monetary penalties and criminal penalties and/or exclusion from Medicare and other federally funded programs. The federal government has expanded its investigative and enforcement activities in these areas. The federal government also has become more aggressive recently in examining billing by laboratories and other health care providers, and in seeking repayments and even penalties based on how the services were billed (e.g. the billing codes used), regardless of whether carriers had furnished clear guidance on this subject.

      Effective June 29, 2001, the Company received final judicial and governmental approvals of a settlement agreement with the United States Department of Justice (“DOJ”) previously announced on February 16, 2001, concerning matters covered by the DOJ’s investigation into actions of UroCor during 1992 through 1998 in connection with billing claims submitted by UroCor to Medicare and other federal and state insurance programs for its diagnostics testing services. Under the final settlement agreement, UroCor refunded the various programs a total of $9.0 million and agreed to operate under a corporate integrity agreement for a period of up to five years. Among other things, the corporate integrity agreement requires UroCor to cooperate with the United States Attorney’s Office for the Western District of Oklahoma in connection with a criminal investigation of others related to the DOJ investigation. UroCor has incurred and expects to continue to incur expenses relating to the DOJ investigation, including without limitation, the administration of the DOJ settlement (including compliance with the corporate integrity agreement), and may incur additional expenses in connection with any related governmental investigations or proceedings (including the criminal investigation) and any potential indemnification of legal and other fees and costs for current and past directors, officers and employees of UroCor. UroCor currently estimates that it could incur up to $6 million in potential indemnification expenses.

      The Company’s diagnostic laboratory operations currently are required to be certified or licensed under the federal Clinical Laboratory Improvements Act of 1976, as amended (“CLIA”), the Medicare and Medicaid programs and various state and local laws. In some instances, the Company is also subject to licensing or regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. Although the Company seeks to structure its practices to comply with such laws and regulations, no assurances can be given regarding compliance in any particular factual situation. The possible sanctions for failure to comply with these licensing provisions or regulations may include denial of the right to conduct business, significant fines and criminal penalties. Any exclusion or suspension from participation in the Medicare program or certain state programs, any loss of licensure or accreditation or any inability to obtain any required license or permit, whether arising from any action by the United States Department of Health and Human Services (the “DHHS”) or any state or any other regulatory authority, would have a material adverse effect on the Company’s business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company’s financial condition and results of operations.

      Additionally, with the acquisition in April 2000 of Mills Biopharmaceuticals, Inc. (“Mills”), the manufacturer of its ProstaSeed product, the Company became subject to regulation by the United States Environmental Protection Agency, the Nuclear Regulatory Commission (the “NRC”) and other federal, state and municipal regulatory agencies for the hazardous waste generated through the Mills Biopharmaceuticals manufacturing facility. Such waste is segregated and disposed of through hazardous waste transporters. Although the Company believes that it is currently in compliance in all material respects with applicable environmental regulations, failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company is subject to regulation by the Board of Pharmacy in each state where the ProstaSeed product is sold.

      While the Company currently knows of no plans that the FDA has to require FDA approval of assays developed by clinical laboratories for in-house use, the FDA has in the past considered drafting guidelines for such regulation. If in the future the FDA were to issue guidelines for the clinical laboratory market sector, such guidelines might require the Company to meet certain FDA medical device approval requirements for the Company’s in-house assays. Such regulations, if enacted in a way that affects the Company, would increase the cost of development and approval of new products, slow their introduction to the market and could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, FDA regulations require that in some circumstances involving in-house assays, laboratories are required to indicate that the assay has not been cleared by the FDA. There can be no assurance that such disclosure will not have an adverse impact on reimbursement of the Company’s diagnostic laboratory tests.

      The FDA currently regulates a number of the products that the Company purchases from third parties for use in its diagnostic services. The manufacturers of such products are responsible for compliance with FDA regulations relating to such products. There can be no assurance, however, that action by the manufacturers or by the FDA would not impair the Company’s ability to obtain and offer certain services. The unavailability of certain services and materials used in the Company’s diagnostics business would have a material adverse effect on the Company’s financial condition and results of operations.

      The FDA currently regulates products that the Company licenses or otherwise acquires from third parties for distribution or marketing by the Company. The manufacturers of such products are responsible for compliance with the approval and marketing regulations of the FDA. The ability of third parties to address their FDA regulatory issues is outside the Company’s control. Failure of such third parties to address their FDA regulatory matters adequately could have a material adverse effect on the Company’s financial condition and results of operations.

      The FDA currently also regulates the sale, manufacturing, labeling and record-keeping of the therapeutic products that the Company currently manufactures and markets and that it may market in the future. Failure to comply with applicable requirements could have a material adverse effect on the Company. In addition, most users of the Company’s ProstaSeed product are required to possess licenses issued by the state in which they reside or by the NRC. The Company has received 510(k) marketing clearance from the FDA and NRC approval for the ProstaSeed product. Future discovery of previously unknown problems may result in restrictions on a product’s marketing, or withdrawal of the product from the market. The commercial distribution in the United States of any new products developed by the Company will be dependent upon obtaining the prior approval or clearance of the FDA and/or other regulatory agencies, which can take many years and entail significant costs.

      Congress made sweeping changes to various health care fraud provisions in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA called upon the Secretary of the DHHS to establish a program aimed at controlling fraud and abuse. HIPAA also expended the criminal laws and sanctions to strengthen the enforcement capabilities of the federal government in attempting to prevent health care fraud and abuse. HIPAA has increased the risk of fraud investigations. HIPAA also created a federal crime of health care fraud that applies to anyone who knowingly and willfully executes, or attempts to execute, a scheme or artifice to defraud any health care benefit program affecting commerce, including any public or private plan or contract, under which any medical benefit, item or service is provided to any individual.

      Uncertainties Related to Third-Party Reimbursement.   The Company typically bills governmental programs such as Medicare and other third-party payors such as private insurance and managed care plans for its products and services. Such third-party payors are increasingly negotiating prices with the goal of lowering reimbursement rates, which may result in lower profit margins for the Company. Reimbursement rates have been established for most but not all of the services performed by the Company. The Company cannot collect from Medicare or other third-party payors for services that those payors have not approved for reimbursement. The Company routinely bills for direct reimbursement for both medical services and products. As is common with all suppliers of medical services and devices, there is a certain amount of variability with respect to reimbursement among third party payor sources. There can be no assurance that any new products the Company currently has under development will be accepted for reimbursement by Medicare or other third party payors. Such uncertainty makes the amount and timing of such products’ reimbursement difficult to predict, which potentially subjects the Company to reimbursement risks with respect to accounts receivable. Furthermore, Medicare and other third party payors have, on occasion, ceased reimbursement when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. This practice has recently become more prevalent with respect to Medicare. Medicare may retroactively audit and review its payments to the Company and may determine that certain payments for services must be returned.

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

      Potential Health Care Reform.   From time to time, the public and federal government focus significant attention on reforming the health care system in the United States. In 1997, Congress enacted the Balanced Budget Act of 1997 (“BBA”) that effected numerous changes to the Medicare and Medicaid programs that could affect health care providers, including clinical laboratories. The 1997 act also revised the resource-based relative value scale system that could affect health care providers that offer physician pathology services. These 1997 changes and any future changes in Medicare and other third-party payor reimbursement which may result from health care reform or deficit reduction legislation will likely continue the downward pressure on prices. A number of other legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the health care system and otherwise reduce health care spending. In addition, the Health Care Financing Administration (“HCFA”) has made a number of proposals regarding the payment and coverage of clinical laboratory services including the development of national coverage policies. Because of the uncertainties surrounding the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, the Company is unable to predict the effects of any such matters on the Company.

      Dependence on Certain Product Lines.   A significant portion of the Company’s revenue has been, and is expected to continue to be, dependent upon the Company’s prostate tissue analysis and bladder cellular analysis product lines. Any negative event related to these product lines, such as increased competition, pricing pressures, reimbursement changes and clinical or technological obsolescence, would have a material and adverse effect on the Company’s financial condition and results of operations.

      No Assurance of Access to and Delivery of New Diagnostic Technology. The markets for the Company’s diagnostic products and services are characterized by rapidly changing technology, frequent new product introductions and enhancement and, therefore, rapid product obsolescence. There can be no assurance the Company will be able to identify new products, trends or opportunities, develop and bring to market new products, respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials and technologies or receive commercial acceptance for its products.

      Uncertainties Related to the Regulatory Review of Therapeutic Products. The Company has a collaboration agreement with Bioniche Life Sciences, Inc. (“Bioniche”) for a therapeutic product for use in treating interstitial cystitis, a painful condition of the bladder. Pursuant to the agreement, Bioniche is responsible for obtaining approvals from the FDA for marketing the therapeutic product in the United States. The Company can give no assurance that approval will be obtained.

      No Assurance of Successful Marketing Arrangements for Therapeutic Products. The Company conducts marketing activities for therapeutic products. The Company currently has acquired distribution rights for one therapeutic product. The Company has entered into marketing and distribution agreements with other product distributors for sales of the Company’s ProstaSeed product. These agreements can be terminated by either party. While the Company has previous experience marketing four other therapeutic products, there can be no assurance that the Company’s future efforts will be successful or that the other product distributors’ efforts will be successful. UroCor’s future therapeutics marketing efforts are dependent, in part, upon acquiring, licensing and co-promoting additional pharmaceuticals or devices from others. Other companies, including those with substantially greater resources, are competing with UroCor for the rights to such products. There can be no assurance that UroCor will be able to acquire, license or co-promote additional pharmaceuticals or devices on acceptable terms, if at all. The failure to acquire, license, co-promote or market commercially successful pharmaceuticals or devices could have a material adverse effect on the Company’s financial condition and results of operations. There can be no assurance that, once it has obtained rights to a pharmaceutical product or device and committed to payment terms, UroCor will be able to generate sales sufficient to create a profit or otherwise avoid a loss on such product. Additionally, the Company has not previously marketed to the radiation oncology and medical oncology markets that are being pursued for sales of the Company’s ProstaSeed product, and there can be no assurance that the Company will be successful in these marketing and sales efforts.

      In addition, the Company is and will be dependent on third-party manufacturers to produce the products that are the subject of the Company’s marketing and distribution agreements. If such manufacturers are unable to produce the products, produce adequate quantities or produce them in a manner that is compliant with all regulatory requirements, the Company’s marketing and distribution agreements are subject to termination and potential liabilities that could have a material and adverse effect on the Company’s financial condition and results of operations. In addition, in the case of the Company’s ProstaSeed product, the Company has been manufacturing this therapeutic product for only approximately 12 months and there can be no assurance that the Company will be able to produce quantities effectively or in a manner compliant with all regulatory requirements.

      Potential Therapeutics Product Liability or Recall.   UroCor intends to increase its marketing of therapeutic products; if the Company is successful in these efforts, it will face increasing exposure to product liability claims in the event that the use of any of its therapeutic products is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While UroCor has taken, and intends to continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure or product recalls. There can be no assurance that a product liability claim or recall would not have a material adverse effect on the Company’s financial condition and results of operations.

      Uncertainties Regarding Insurance Coverage.   Although the Company currently maintains medical malpractice and general liability insurance, there can be no assurance that the insurance coverage will provide sufficient funds to satisfy any judgments which could be entered against the Company in the future or that liability insurance in such amounts will be available or affordable in the future. In addition, there can be no assurance that all of the activities encompassed within the Company’s business are covered under the Company’s insurance policies. The lack of such coverage could have a material adverse effect on the Company’s financial condition and results of operations.

      The commercial sale of therapeutic products by the Company exposes it to potential product liability risks that are inherent in the marketing of such products for human use. These claims might be made directly by consumers. Although the Company currently maintains product liability insurance, there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A product liability claim could have a material adverse effect on the Company’s financial condition and results of operations.

      Moreover, although the Company maintains personal property and business interruption insurance and has taken what it believes to be adequate safeguards, the loss of the Company’s specimen repository could have a material adverse effect on the continued development of its database in a manner that would not be compensated fully by insurance and could have a material adverse effect on the Company’s financial condition and results of operations..

      Uncertainties Related to Accounts Receivable.   Virtually all of the Company’s diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. At times, the Company’s accounts receivable have increased at a rate greater than revenue growth and, therefore, have affected the Company’s cash flow from operations. In addition, in 1998, the Company determined that it had not sent invoices timely to certain patients, primarily managed care patients, for certain co-pays, deductibles and other amounts relating principally to services rendered in 1998. In December 1998, the Company commenced collection efforts for certain of these amounts. As a result of delay in sending such invoices, the Company had difficulty in its related collection efforts. During the second quarter of 1999, the Company discontinued certain managed care and payor related marketing programs and identified significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful and recorded an additional provision. The Company has previously taken steps to implement systems and processing changes intended to improve billing procedures and related collections results and, in response to the unsent invoices, it has undertaken additional initiatives to further improve claims efficiencies and collections results, in addition to assessing the ultimate collectibility of outstanding balances. While the Company’s management believes it has made progress by reorganizing and streamlining its accounts receivable and billing functions, and the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurance that the Company’s ongoing assessment of accounts receivable will not result in the need for additional provision for doubtful accounts. Such additional provision could have a material adverse affect on the Company’s results of operations.

      Risks Associated with Investments in Management Information Systems. The Company has been and expects to continue investing in the development of information-based capabilities and services which it plans to introduce or use in the future related to the clinical management of urologists’ patients. The Company has developed and introduced, on a limited basis, disease outcomes reporting capabilities in two disease states. Further development and delivery of these new services may require substantial additional investment and represents an expansion of the type of services the Company presently provides to urologists. There can be no assurance that any future revenues directly or indirectly from these services will be sufficient to cover or otherwise justify the costs of development and introduction.

      Risks Associated with Confidentiality of Health Information. The confidentiality of patient medical records is subject to considerable regulation by the state and federal governments. Most state and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. Virtually all states have enacted laws governing the confidentiality of health information. At the federal level, the Secretary of the DHHS has published two final regulations in the area of health information that could have significant effects on the operations of health care providers, including the Company. The first regulation, published in August 2000, governs electronic transactions and health information, and adopts standards for eight types of transactions and their code sets, including health care payment and remittance advice. The second regulation, published in December 2000, establishes the first federal privacy regulation regarding the use and disclosure of personal health information, and will apply to most health care providers, health insurers and health care clearinghouses. This regulation restricts the manner in which covered health care entities may use and disclose health information, and allows patients greater access to their medical records. If the Company is found to have violated any law or regulation with regard to the privacy, security, confidentiality, dissemination or use of a patient’s health information, it could be liable for damages or civil or criminal penalties. In February 2001, DHHS announced that due to an administrative oversight, the effective date of the final privacy regulations was delayed until April 14, 2001. This means that covered entities generally will have until April 14, 2003 to come into compliance with the requirements of the new regulations. The Company believes that it complies in all material respects with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. There can be no assurance, however, that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information. In addition, complying with the two new regulations published by the DHHS in the area of health information may require significant effort and expense that also could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, the American Medical Association (the “AMA”) has issued a statement to the effect that a physician who does not obtain a patient’s consent to the disclosure of the patient’s medical record information violates the AMA’s ethical standards. While the AMA’s statements are not law, they may influence the willingness of physicians to obtain patient consents or to disclose patient medical information to the Company and thus could have a material adverse effect on the Company’s ability to obtain or use patient information. Existing laws and regulations or new laws and regulations that may be adopted in the future regarding confidentiality of patient health information also could have a material adverse effect on the Company’s plans to develop and market its urology disease information databases.

      Uncertainties Related to Managed Care.   Managed care organizations are gaining increasing control over access to health care and payment for an increasing number of patients with urologic diseases. There can be no assurance that the Company will be able to maintain its existing contracts with managed care organizations or that it will be able to obtain additional contracts with such organizations in the future which could preclude the Company from serving large groups of patients in certain markets. The Company has experienced increasing pricing pressure from managed care organizations, and such pressure is expected to continue. There can be no assurance that such pricing pressure and any contract restrictions will not have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company is focused on the field of urology, and managed care providers tend to contract exclusively with companies that serve a wider breadth of the healthcare market. There can be no assurance that the Company will be able to overcome this managed care trend. If the Company is unable to become an approved participating provider under certain managed care programs that cover a number of patients of any particular physician, that physician, to simplify purchasing and billing, may elect to use a competitor of UroCor that is approved by such managed care organizations for all of the physician’s needs, regardless of whether other patients are covered by Medicare or other third party payors. The loss of business from key urologists and their patients could have a material adverse affect on the Company’s financial condition and results of operations.

      Uncertainties Related to Patents and Proprietary Rights. While UroCor’s success does not depend on its ability to obtain patents, there can be no assurance that it can operate without infringing upon the proprietary rights of others. UroCor has licenses or license rights to certain United States patent and patent applications. On UroCor’s own patent applications, there can be no assurance that patents, United States or foreign, will be obtained, or that, if issued or licensed, they will be enforceable or will provide substantial protection from competition or be of commercial benefit, or that UroCor will possess the financial resources necessary to enforce or defend any of its patent rights. Federal court decisions establishing legal standards for determining the validity and scope of patents in the field are in transition. There can be no assurance that the historical legal standards surrounding questions of validity and scope will continue to be applied or that current defenses as to issued patents in the field will offer protection in the future. UroCor must also avoid infringing patents issued to competitors and must maintain technology licenses upon which certain of its current products are, or any future products under development might be, based. Litigation, which could result in substantial cost to the Company, may be necessary to enforce its patent and license rights or to determine the scope and validity of proprietary rights of third parties. If any of UroCor’s products are found to infringe upon patents or other rights owned by third parties, it could be required to obtain a license to continue to utilize or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, it at all. If UroCor does not obtain such licenses, it could encounter delays in marketing affected products or be precluded from marketing them at all.

      Competitive Pressures.   The industry in which the Company’s diagnostics business operates is characterized by intense competition with many different types of competitors including specialty laboratories, diagnostic kit and instrumentation manufacturers, local, regional and national pathology services, hospital laboratories and general reference clinical laboratories. Many of the Company’s competitors are significantly larger and have significantly greater financial, technical and administrative resources than the Company; many also have long established relationships with the Company’s current and prospective customers and with managed care organizations. There can be no assurance that the Company will be able to compete successfully with such entities in the marketing of products and services and in the acquisition of new technologies.

      Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of UroCor, are engaged in developing, marketing and selling therapeutic products that compete with the drugs and devices offered or planned to be offered by the Company. The selling prices of such products frequently decline as competition increases. Further, other products now in use or under development by others may be more effective than UroCor’s current or future products. The industry is characterized by rapid technological change, and new or presently competing products may prevent the Company’s products from gaining sufficient market share to attain profitability. As a result of increasing competition in marketing to urologists, the Company’s ability to attract and retain sales representatives and management may also affect its ability to compete in the marketing of both diagnostic services and therapeutics. There can be no assurance that the Company will be able to compete successfully in marketing therapeutic products.

      Sources and Availability of Raw Materials.   The Company is dependent upon a limited number of outside unaffiliated suppliers for its radioisotopes. To date, the Company has been able to obtain the required radioisotopes for its products. The Company believes that it will be able to continue to obtain required radioisotopes from these or other sources, although there can be no assurance thereof. The delay or unavailability of radioisotopes could have a material adverse effect on the Company’s production and sales levels and consequently upon its financial condition and results of operations.

      Access to Capital.   Historically, the Company’s growth has required, and any future growth will require, significant amounts of working capital. Although the Company believes that existing capital resources will be adequate to fund its current level of operations and implement its currently planned growth strategy, there may be circumstances or new business opportunities that would require the Company to seek additional resources. There is no assurance that the Company would be able to obtain such financing on acceptable terms.

      Possible Volatility of Stock Price of Common Stock.   There has been a history of significant volatility in the market prices for shares of companies engaged in the health care and biotechnology fields, and the market price of the shares of the Company’s common stock may be highly volatile. Factors such as fluctuations in the Company’s quarterly revenues and operating results, announcements of technological innovations or new analytical services by the Company and its competitors and changes in third-party reimbursement and governmental regulation may have a significant effect on the market price of the common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

	10.1*	Amendment No. 5 dated January 2, 2001, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994.

	10.2*	Agreement and Plan of Merger dated as of June 28, 2001 among DIANON Systems, Inc., UroCor Acquisition Corp, and UroCor, Inc.

	10.3*	Form of Change in Control Agreement dated June 18, 2001 and Amendment thereto dated June 28, 2001 between UroCor, Inc. and each of the individuals named and with the terms listed on Schedule 10.1 thereto.

	10.4	Rights Agreement dated as of August 17, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 21, 1998).

	10.5*	First Amendment to Rights Agreement dated June 28, 2001.
	10.6*	The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.
	10.7	The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-58017), filed with the Commission on June 29, 1998).
	10.8*	Amendment to the UroCor, Inc. 1997 Employee Stock Purchase Plan dated June 27, 2001.

(b)	Reports on Form 8-K

A Form 8-K was filed on June 28, 2001, in connection with the proposed acquisition of the Company by DIANON Systems, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UROCOR, INC.

By: /s/ Michael W. George Michael W. George President and Chief Executive Officer

August 13, 2001

By: /s/ Bruce C. Hayden Bruce C. Hayden Senior Vice-President, Chief Financial Officer, Treasurer and Secretary

August 13, 2001

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1*	Amendment No. 5 dated January 2, 2001, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994.

10.2*	Agreement and Plan of Merger dated as of June 28, 2001 among DIANON Systems, Inc., UroCor Acquisition Corp, and UroCor, Inc.

10.3*	Form of Change in Control Agreement dated June 18, 2001 and Amendment thereto dated June 28, 2001 between UroCor, Inc. and each of the individuals named and with the terms listed on Schedule 10.1 thereto.

10.4	Rights Agreement dated as of August 17, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 21, 1998).

10.5*	First Amendment to Rights Agreement dated June 28, 2001.
10.6*	The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.
10.7	The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-58017), filed with the Commission on June 29, 1998).
10.8*	Amendment to the UroCor, Inc. 1997 Employee Stock Purchase Plan dated June 27, 2001.

Exhibits designated by the symbol * are filed with this Quarterly Report on Form 10-Q. All exhibits not so designated are incorporated by reference to a prior filing as indicated.