Form 10-K/A
period 2000-12-31
UROCOR INC
filed 2001-10-10
CIK 946945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to Form 10-K
On Form 10-K/A

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-28328
UroCor, Inc.

A Delaware Corporation	IRS Employer Identification No. 75-2117882

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
        Yes   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of the voting stock (Common Stock) held by non-affiliates of registrant as of September 28, 2001	$159,809,153

Number of shares of registrant’s Common Stock outstanding as of September 28, 2001	10,029,218

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement relating to the 2001 annual meeting of stockholders have been incorporated by reference into Part III hereof.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected financial data of UroCor for each of the years in the five-year period ended December 31, 2000, derived from the Company’s audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share data)
Statement of Operations Data: Revenue	$26,522	$32,952	$47,606	$45,508	$52,622

Operating expenses:

Direct cost of services and products	9,966	12,574	19,263	18,650	19,826

Selling, general and administrative expenses	11,441	14,555	19,290	22,637	23,311

Provision for bad debts	1,294	2,267	8,409	6,418	4,479

Research and development	2,448	2,225	1,953	1,609	1,370

Special charges	—	—	3,506	3,468	10,290

Total operating expenses	25,149	31,621	52,421	52,782	59,276

Income (loss) from operations	1,373	1,331	(4,815)	(7,274)	(6,654)

Other income (expense)	990	1,484	821	854	675

Income (loss) before income taxes	2,363	2,815	(3,994)	(6,420)	(5,979)

Income tax benefit	—	1,437	1,518	2,311	1,159

Net income (loss)	$2,363	$4,252	$(2,476)	$(4,109)	$(4,820)

Basic net income (loss) per common share(1)	$.27	$.42	$(.24)	$(.41)	$(.50)

Weighted average common and common equivalent shares outstanding(1)	8,731	10,203	10,402	9,903	9,690

Diluted net income (loss) per common share(1)	$.24	$.38	$(.24)	$(.41)	$(.50)

Weighted average common and common equivalent shares outstanding — assuming dilution(1)	9,832	11,053	10,402	9,903	9,690

	At December 31,

	1996	1997	1998	1999	2000

	(in thousands)
Balance Sheet Data:

Cash and marketable investments	$33,475	$25,606	$19,204	$11,054	$12,491

Working capital	34,910	37,389	34,447	21,620	13,382

Total assets	50,270	54,452	53,320	42,162	51,329

Long-term liabilities	659	218	9	—	1,239

Accumulated deficit	(11,991)	(7,739)	(10,215)	(14,324)	(19,144)

Total stockholders’ equity	45,687	50,755	48,835	37,874	35,106

(1)	Computed on the basis described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special Note: Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See “Business—Special Note Regarding Forward-Looking Statements”.

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

        During the year ended December 31, 2000, the Company derived approximately 97% of its revenue from diagnostic products and services that UroCor Labs™ provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. For the year ended December 31, 2000, approximately 52%, 37%, 7% and 4% of the Company’s diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

        During the year ended December 31, 2000, the Company derived approximately 3% of its revenue from initial sales of two therapeutic products, ProstaSeed and PACIS BCG. ProstaSeed is a UroCor-branded line of radiation implants (also referred to as “seeds”) used in brachytherapy for early stage prostate cancer that received regulatory approval for marketing in January 2000. The Company began marketing PACIS BCG, a therapeutic product used in treating certain types of bladder cancer, in June 2000. In February 2001, as a result of the inability of the manufacturer of the product to provide UroCor with adequate supplies of the product, the Company and the manufacturer agreed to terminate the Company’s distribution agreement for the product. The Company intends to pursue and acquire new therapeutic products for marketing to its clients.

Results of Operations

        The following table sets forth certain operating data expressed as a percentage of revenue for each period indicated:

	Year Ended December 31,

	1998	1999	2000

Revenue	100.0%	100.0%	100.0%

Operating expenses:

Direct cost of services and products	40.5	41.0	37.7

Selling, general and administrative expenses	40.5	49.8	44.3

Provision for bad debts	17.6	14.1	8.5

Research and development	4.1	3.5	2.6

Special charges	7.4	7.6	19.6

Total operating expenses	110.1	116.0	112.7

Loss from operations	(10.1)	(16.0)	(12.7)

Other income	1.7	1.9	1.3

Net loss before income taxes	(8.4)	(14.1)	(11.4)

Income taxes	3.2	5.1	2.2

Net loss	(5.2)%	(9.0)%	(9.2)%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenue.    Revenue increased 15.6%, from approximately $45.5 million in 1999 to approximately $52.6 million in 2000.

        Diagnostic services revenue increased 18.9% for 2000 resulting primarily from the Company’s price increases effective January 1, 2000 and August 14, 2000 and an increase in Medicare’s reimbursement allowance for most of the Company’s tests effective January 1, 2000. The Company’s price increases and the increase in Medicare reimbursement allowance resulted in an increase of approximately $9.7 million in revenue for 2000 compared to 1999. This increase was partially offset by a 13.9% decrease in case volume for 2000 compared to 1999. Diagnostic volumes declined during 2000 primarily as the result of the elimination of certain managed care related marketing programs during the second quarter 1999 and related collection efforts, in addition to the revision of pricing on other contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. The Company’s client base at the end of 2000 was approximately 2,425 urologists of which 45% used two or more products compared to 2,650 urologists at the end of 1999 of which 47% used two or more products.

        Therapeutic products revenue decreased 36.4% from approximately $2.5 million for 1999 to approximately $1.6 million for 2000 principally due to the termination on December 31, 1999 of a co-promotion agreement with a product manufacturer. Such termination resulted in a one-time fee of $500,000, which was included in therapeutic products revenue for 1999. The Company’s marketing of ProstaSeed and PACIS BCG accounted for substantially all of the therapeutic products revenue for 2000. In February 2001, the Company and the manufacturer of the Company’s PACIS BCG product, terminated the Company’s distribution agreement. Therapeutic products revenue in subsequent periods is contingent upon the successful manufacturing and marketing of ProstaSeed and the future acquisition of rights, the development of and the obtaining of appropriate United States Food and Drug Administration (the “FDA”) or other regulatory approvals for, any other therapeutic products that could be marketed by the Company.

        Direct Cost of Services and Products.    As a percentage of revenue, direct cost of products and services decreased to 37.7% for 2000 from 41.0% for 1999. In the aggregate, direct costs of services and products increased 6.3% from approximately $18.6 million in 1999 to approximately $19.8 million in 2000.

        Direct costs for diagnostic services, as a percentage of revenue, decreased to 33.7% for 2000 from 41.6% for 1999. The Company’s price increases discussed above in “Revenue” contributed to these decreased percentages, along with shifts in volume mix towards the Company’s higher margin tests. In the aggregate, direct costs for diagnostic services decreased 3.8%, from approximately $17.9 million in 1999 to approximately $17.2 million for 2000. These decreases were primarily related to the decreases in case volumes, as discussed above in “Revenue”, offset by increases in personnel costs related to initial data and specimen processing and increases in inbound and outbound shipping costs.

        Direct costs for therapeutic products for 2000 were comprised of the manufacturing and overhead costs related to ProstaSeed and direct costs related to PACIS BCG. These direct costs exceeded the related revenue by 63.6% for 2000. In aggregate, the direct costs for therapeutic products were approximately $2.6 million for 2000. Attainment of positive gross profit margins for the Company’s ongoing ProstaSeed marketing efforts is contingent upon increasing sales volumes, which in turn is dependent on the efforts and results of the Company’s product distributors. Direct costs for therapeutic products for 1999 consisted primarily of an allocation of the Company’s sales force costs for the co-promotion of two cancer products pursuant to an agreement that terminated at December 31, 1999. In the aggregate, these direct costs were approximately $787,000 for 1999. This allocation of costs ended with the termination of the agreement at year-end 1999.

        Selling, General and Administrative Expenses.    As a percentage of revenue, selling, general and administrative expenses decreased to 44.3% for 2000 from approximately 49.8% in 1999. In the aggregate, selling, general and administrative expenses increased 3.0%, from approximately $22.6 million for 1999 to approximately $23.3 million for 2000. The increase in selling, general and administrative expenses was due principally to increased costs related to personnel, marketing and information systems for the Company’s therapeutic products of approximately $872,000 and the absence of an allocation of the sales force to direct costs similar to the allocation for 1999 of approximately $765,000, offset by a decrease in recruiting and relocation costs of approximately $244,000 related to the filling of several key management positions in 1999, a decrease in travel expenses of approximately $362,000 related to cost-saving measures by the sales force and a decrease in depreciation and amortization of approximately $439,000.

        Provision for Bad Debts.    As a percentage of revenue, provision for bad debts decreased to 8.5% for 2000 from 14.1% for 1999. In the aggregate, provision for bad debts decreased 30.2% from approximately $6.4 million in 1999 to approximately $4.5 million in 2000. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. The Company provides an amount on a monthly basis for estimated future bad debts on current period revenues. In addition, from time to time, management makes an additional provision in respect of specific events. During the second quarter of 1999, the Company made an additional provision of $3.9 million in respect of significantly aged segments of accounts receivable principally related to certain managed care and payor related programs, as well as other balances for which the likelihood of collection was doubtful or for which processing costs could exceed the expected benefit. The Company has initiated competitive marketing programs from time to time and, beginning in 1997, had placed significant emphasis on managed care payors in an effort to gain access to managed care contracts. Under one of these programs, the Company accepted managed care business as an out-of-network or non-contracted provider. Although the program appeared to be successful in obtaining business, it ultimately proved to be a higher collection risk than the other payor sources with which the Company had prior experience. In addition, this program complicated the collections process to an extent that the collection of other balances was compromised, and the Company subsequently discontinued the program in April 1999. The Company is unable to quantify the specific revenues related to this program. There was no comparable additional provision made during 2000.

        Research and Development.    As a percentage of revenue, research and development expenses decreased to 2.6% for 2000 from 3.5% for 1999. In the aggregate, research and development costs decreased 14.9% from approximately $1.6 million in 1999 to approximately $1.4 million in 2000. The decrease in expenses was due primarily to the Company’s focus on strategic projects that have been judged to have the highest potential of being commercialized, which has resulted in overall lower base research and development program costs.

        Special Charges.    In the fourth quarter of 2000, the Company recognized special charges of approximately $10.3 million related to a tentative settlement with the United States Department of Justice (“DOJ”) concerning its investigation into the Company’s billing practices as a participant in various federal and state insurance programs for the period 1992 through 1998. The special charges represent a contemplated refund of $9.0 million, in addition to related legal fees and other costs of approximately $1.3 million.

        During the second quarter of 1999, the Company recognized special charges related to the launching of an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the Company’s former Urology Support Services (“USS”) business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these two items totaled approximately $3.5 million for 1999. The following table sets forth the effects of the special charges on UroCor’s operating income for 1999 and 2000.

	Year Ended	Year Ended
	December 31, 1999	December 31, 2000

Operating loss, as reported	$(7,273,684)	$(6,653,815)

Operating income (loss), excluding special charges	(3,805,740)	3,636,120

        Other Income (Expense).    Interest income, net of interest expense decreased 21.2%, from approximately $852,000 in 1999 to approximately $671,000 in 2000. This decline was due principally to decreased marketable investments compared to 1999, resulting from the use of such resources to fund the acquisition of the manufacturer of the Company’s ProstaSeed product, stock repurchases and milestone payments for therapeutic products.

        Net Income.    The following table sets forth the effects of the 1999 and 2000 special charges on UroCor’s net income and earnings per share for 1999 and 2000.

	Year Ended	Year Ended
	December 31, 1999	December 31, 2000

Net loss, as reported	$(4,108,847)	$(4,819,591)

Net income (loss), excluding special charges	(1,889,363)	2,672,588

Diluted loss per share, as reported	(.41)	(.50)

Diluted earnings (loss) per share, excluding special charges	(.18)	.27

        The most significant contributor to the increase in the Company’s adjusted operating and net income from 1999 to 2000 set forth in the tables above was the increase in diagnostic revenue as discussed in “Revenue” above.

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

        Diagnostic services revenue increased 4.1% for 1999 resulting from 7.2% increase in case volume and a 2.9% decrease in overall average unit price. The main contributor to the decrease in overall average unit price was the higher volume growth for lower priced products, including stones and microbiology, than in most of the Company’s higher priced products. The diagnostics case volume rate of increase decreased compared to prior years primarily the result of the elimination of certain managed care related marketing programs and related collection efforts that resulted in the loss of some clients and decreased product usage from other clients. The Company’s client base at the end of 1999 was approximately 2,650 urologist of which 47% used two or more products compared to 2,640 urologists at the end of 1998 of which 51% used two or more products.

        Therapeutics product revenue decreased 57.7% from approximately $6.0 million for 1998 to approximately $2.5 million for 1999 principally due to a restructuring effective January 1, 1999, of the compensation terms of the related co-promotion agreement to which such 1998 and 1999 revenues were attributable. Therapeutic product co-promotion revenue in 1999 included an early termination fee of $500,000 which became payable before March 2000 by the manufacturer pursuant to the terms of the co-promotion agreement. Payment of the fee was triggered by the manufacturer’s delivery of notice in September 1999 of termination, without cause, of the agreement, effective December 31, 1999.

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

        Selling, General and Administrative Expenses.    As a percentage of revenue, selling, general and administrative expenses increased to 49.8% for 1999 from approximately 40.5% in 1998. In the aggregate, selling, general and administrative expenses increased 17.3%, from approximately $19.3 million for 1998 to approximately $22.6 million in 1999. Selling, general and administrative expenses in 1998 included approximately $526,000 for non-recurring costs associated with the USS business that the Company exited in late 1998. The increase in selling, general administrative expenses was due principally to increased management personnel, and depreciation costs related to information services and billing efforts, increased convention and meeting costs and the incurrence of over $1.0 million related to personnel, marketing and information systems in anticipation of the upcoming launch of the Company’s ProstaSeed product.

        Provision for Bad Debts.    As a percentage of revenue, provision for bad debts decreased to 14.1% for 1999 from 17.6% for 1998. In the aggregate, provision for bad debts decreased 23.7% from approximately $8.4 million in 1998 to approximately $6.4 million in 1999. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. The Company provides an amount on a monthly basis for estimated future bad debts on current period revenues. In addition, from time to time, management makes an additional provision in respect of specific events.

        During the second quarter of 1999, the Company made an additional provision of $3.9 million in respect of significantly aged segments of accounts receivable principally related to certain managed care and payor related programs, as well as other balances for which the likelihood of collection was doubtful or for which processing costs could exceed the expected benefit. The Company has initiated competitive marketing programs from time to time and, beginning in 1997, had placed significant emphasis on managed care payors in an effort to gain access to managed care contracts. Under one of these programs, the Company accepted managed care business as an out-of-network or non-contracted provider. Although the program appeared to be successful in obtaining business, it ultimately proved to be a higher collection risk than the other payor sources with which the Company had prior experience. In addition, this program complicated the collections process to an extent that the collection of other balances was compromised, and the Company subsequently discontinued the program in April 1999. The Company is unable to quantify the specific revenues related to this program.

        During the third quarter of 1998, the Company commenced cost reduction initiatives, including steps to implement systems and processing changes intended to improve billing procedures and related collection results. In connection with these initiatives, the Company evaluated its billing and collection functions and decided to reduce staffing and focus on balances that had the best probability of collection. The Company also engaged outside consultants with healthcare experience to assist management in identifying the source of issues and to advise the Company regarding these restructuring decisions. Management determined that the Company's accounts receivable function lacked the technical knowledge and leadership required for a fast growing organization and that the Company's information systems were limited in meeting management information requirements, leading to difficulties in achieving desired collection goals. Additionally, the assessment of the Company's accounts receivable function indicated that the department would have to grow significantly in order to work through the complicated collections of the older receivables while also implementing stronger structure and processes for efficient collection of ongoing billings. Management therefore decided that it would be more cost-effective to downsize the function, and to provide better tools, better management and company-wide cooperation towards the effort of collections and to forego the expenditure of any more time and expense on the significantly aged balances that the Company decided to write off. These cost-reduction initiatives and related events reduced collection costs and resulted in a $4.7 million additional provision in the third quarter of 1998 on significantly aged balances for which continued pursuit of collections was deemed too costly.

        Subsequently, the Company made staffing changes including appointment of a new director of accounts receivable in February 1999 and the hiring of a new chief financial officer in April 1999. The Company thereafter established new staffing levels which were targeted to reduce overall processing costs by at least 20%, in addition to significant changes to the Company's daily operational approach towards collections. The Company reorganized its receivables department and implemented a payor-oriented approach rather than a functional approach towards collections. As part of this reorganization, the Company established objectives regarding days sales outstanding, departmental costs as a percentage of revenues and provision for bad debts. These objectives, as a whole, have been met since approximately mid-1999. Also, in 1999, the Company completed its evaluation of a new laboratory information system intended to support continued future growth. In January 2000, the Company executed a contract with a software company that specializes in laboratory industry applications and expects to implement various components of the application in late 2001 or early 2002.

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

        Special Charges.    During the second quarter of 1999, the Company recognized special charges related to the launching of an information systems initiative to increase productivity, decrease costs and more efficiently collect billings. As a result of this new operation focus for information systems, the Company restructured its information systems function and terminated certain existing systems and internal software development projects, resulting in approximately $2.9 million in asset write-offs and approximately $226,000 in severance and outplacement costs. Additionally, the Company settled claims with two former clients of the USS business, which the Company exited in late 1998. These settlements totaled approximately $348,000 in excess of amounts that had been accrued in 1998. The aggregate charges for these two items totaled approximately $3.5 million for 1999. Aggregate special charges for 1998 were approximately $3.5 million, including approximately $2.2 million in exit costs related to USS and approximately $1.3 million in non-strategic program asset write-offs, severance and other restructuring costs. The following table sets forth the effects of the 1998 and 1999 special charges and the 1998 operating losses of USS on UroCor’s operating income for the 1998 and 1999.

	Year Ended	Year Ended
	December 31, 1998	December 31, 1999

Operating loss, as reported	$(4,814,546)	$(7,273,684)

Operating loss, excluding special charges and USS operating losses	(179,843)	(3,805,740)

        Other Income (Expense).    Interest income net of interest expense decreased 28.6%, from approximately $1.2 million in 1998 to approximately $852,000 in 1999. This decline was due principally to decreased cash, cash equivalents and investments compared to 1998, resulting from the use of such resources to fund stock repurchases and capital expenditures. Other expenses of approximately $356,000 (the “1998 Non-recurring Expenses”) was primarily due to non-recurring charges for professional fees related to implementing the Company’s stockholders rights plan and review of an unsolicited purported acquisition offer in the third quarter of 1998.

        Net Income.    The following table sets forth the effects of the 1998 and 1999 special charges, the operating losses of USS in 1998 and the 1998 Non-recurring Expenses on UroCor’s net income and earnings per share for 1998 and 1999.

	Year Ended	Year Ended
	December 31, 1998	December 31, 1999

Net loss, as reported	$(2,476,359)	$(4,108,847)

Net income (loss), excluding special charges, USS operating losses and other expenses	617,766	(1,889,363)

Diluted loss per share, as reported	(.24)	(.41)

Diluted earnings (loss) per share, excluding special charges, USS operating losses and other expenses	.06	(.18)

        The most significant contributor to the decline in the adjusted operating and net income figures from 1998 to 1999 set forth in the tables above was the decrease in therapeutic revenue as further discussed in “Revenue” above.

        Income Taxes.    Income tax benefit recorded in 1998 was approximately $1.5 million resulting in an effective 38% federal and state income tax rate. Income tax benefit recorded for 1999 was approximately $2.3 million based upon an effective 36% federal and state income tax rate.

Quarterly Results of Operations

        The following table presents the Company’s results of operations for the last 12 calendar quarters. This data is unaudited and includes, in the opinion of the Company’s management, all adjustments necessary to present fairly the data in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

        The Company’s quarterly operating results are affected by a wide variety of factors, many of which are outside the Company’s control, that could materially and adversely affect revenue, operating expenses and income. These factors include the volume and timing of cases received, seasonality related to the timing of patient visits to the urologist’s office as affected by weather and insurance deductible status, competitive pricing pressures, availability and cost of diagnostic supplies, changes in the mix of products sold, the timing and results of accounts receivable collections and write-offs, the timing and costs of new product and technology introductions by the Company or its competitors and retention and expansion of the Company’s sales force.

        The Company’s results of operations for the third quarter of 1998 include special charges of $2.2 million related to USS exit costs and $1.3 million related to non-strategic program asset write-offs and other restructuring costs including severance costs for workforce reduction. Results for the second quarter of 1999 include special charges of $2.9 million related to information processing initiatives and approximately $226,000 severance and outplacement costs and $348,000 related to settlements with former USS clients. Results for the fourth quarter of 2000 include special charges of $9.0 million related to the tentative settlement of the DOJ investigation and related legal and other costs of $1.3 million.

	Dollars in Thousands (unaudited)

	1998				1999				2000

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenue	$10,614	$11,264	$11,802	$13,926	$12,277	$11,295	$11,011	$10,925	$12,041	$12,320	$13,028	$15,233

Operating Expenses:

Direct costs of services and products	4,436	4,951	5,045	4,831	4,796	4,899	4,531	4,423	4,378	4,655	5,281	5,512

Selling, general and administrative expenses	4,575	4,445	4,954	5,316	5,001	6,025	5,497	6,113	5,722	5,689	5,406	6,493

Provision for bad debts	606	956	5,304	1,543	832	4,687	488	412	1,034	984	1,029	1,432

Research and development	508	499	531	414	378	430	444	358	399	387	290	294

Special charges	—	—	3,506	—	—	3,468	—	—	—	—	—	10,290

Income (loss) from operations	489	413	(7,538)	1,822	1,270	(8,214)	51	(381)	508	605	1,022	(8,788)

Other income (expense)	336	297	(67)	254	256	187	188	223	147	160	148	219

Income (loss) before income taxes	825	710	(7,605)	2,076	1,526	(8,027)	239	(158)	655	765	1,170	(8,569)

Income tax benefit (expense)	(313)	(270)	2,884	(783)	(581)	2,831	(85)	146	(249)	(306)	(478)	2,193

Net income (loss)	$512	$440	$(4,721)	$1,293	$945	$(5,196)	$154	$(12)	$406	$459	$692	$(6,376)

Basic earnings per share	$.05	$.04	$(.45)	$.12	$.09	$(.52)	$.02	$.00	$.04	$.05	$.07	$(.65)

Diluted earnings per share	$.05	$.04	$(.45)	$.12	$.09	$(.52)	$.02	$.00	$.04	$.05	$.07	$(.65)

Liquidity and Capital Resources

        As of December 31, 2000, cash, cash equivalents and marketable investments totaled approximately $12.5 million and the Company’s working capital was approximately $13.2 million. As of December 31, 2000, the components of cash, cash equivalents and marketable investments were cash and cash equivalents of approximately $11.0 million, short-term marketable investments of approximately $488,000 and long-term marketable investments of approximately $1.0 million. Such marketable investments consisted principally of high-grade, fixed income securities, with a maturity of less than two years.

        Accounts receivable, net of allowance for doubtful accounts, totaled approximately $12.5 million at December 31, 2000, an increase of approximately $1.5 million from December 31, 1999, or 13.6%. This increase was principally attributable to increased revenue. At December 31, 2000, the Company’s average number of days sales in net diagnostics receivables was approximately 77 compared to approximately 90 at December 31, 1999.

        Virtually all of the Company’s diagnostic services are rendered on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential inability to collect accounts, long collection cycles for accounts receivable, difficulties in gathering complete and accurate billing information and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. In the second quarter of 1999, the Company recorded an additional provision for bad debts of $3.9 million to increase the allowance for doubtful accounts as a result of the termination of certain managed care related marketing programs and identification of significantly aged segments of its accounts receivable for which the likelihood of collectibility was doubtful. In the third quarter of 1998, the Company recorded an additional provision for bad debts of $4.7 million to increase the allowance for doubtful accounts in respect of certain accounts for which the Company determined that the cost of additional collection efforts would exceed the expected collections. While the Company maintains what it believes to be an adequate allowance for doubtful accounts, there can be no assurances that the Company’s ongoing assessment of accounts receivable will not result in the need for additional provision for bad debts. Such additional provision could have an adverse effect on the Company’s financial position and results of operations.

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

        Net cash used in investing activities for 2000 was approximately $2.4 million and consisted primarily of capital expenditures of approximately $3.6 million, milestone payments due upon FDA clearance of a therapeutic product of approximately $1.3 million, an increase in other assets of approximately $1.0 million, payments related to the acquisition of the manufacturer of the Company’s ProstaSeed product of $650,000, and an investment in a distributor of the Company’s ProstaSeed product, net of the Company’s 2000 equity interest, of $215,000, offset by maturities of short-term marketable investments of approximately $2.6 million and maturities of long-term marketable investments of approximately $1.7 million.

        The Company’s capital expenditures of approximately $3.6 million in 2000 were primarily for leasehold improvements, furniture and fixtures and computer equipment and software. Of the total amount, approximately $867,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to be comparable to current levels as the Company expands to deliver therapeutics and information services and continues to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

        In February 2001, the Company and the DOJ reached a tentative settlement of the DOJ investigation into certain matters that subsequently was amended in March 2001. Pursuant to the terms of the current tentative settlement agreement between the Company and the DOJ, upon the consummation of execution of the final settlement agreement and related matters, the Company will refund Medicare and various state programs $9.0 million. In addition to any refund or similar amount, the Company has incurred and expects to continue to incur certain expenses relating to the investigation, including without limitation, expenses incurred in connection with the indemnification of legal and other fees and costs for current and past directors, officers and employees of the Company. The Company intends to make theses payments from existing cash and investment balances.

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

        In March 2001, the Company entered into a collaborative agreement with a manufacturer of therapeutic products giving it exclusive rights to distribute one of the manufacturer’s products in the United States. Under the terms of the agreement, UroCor will pay an initial $750,000 in 2001 and up to an additional $2,275,000 in milestone payments in subsequent years during the development and potential product launch of the product. As milestones are achieved, the Company intends to make the additional payments from existing cash and investment balances or debt.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)		Documents included in this report:

	1.	Financial Statements	Page

		Index to Financial Statements	F-1

		Report of Independent Public Accountants	F-2

		Consolidated Balance Sheets as of December 31, 1999 and 2000	F-3

		Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	F-4

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1998, 1999 and 2000	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000	F-6

		Notes to the Consolidated Financial Statements	F-7

	2.	Financial Statement Schedules

		Report of Independent Public Accountants	S-1

		Schedule II – Valuation and Qualifying Accounts	S-2

(b)		Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)		Exhibits:

Exhibits designated by the symbol ‡ are filed with this Amendment No. 1 to Form 10-K on Form 10-K/A.

Exhibits designated by the symbol * were filed with the Company’s Annual Report on Form 10-K filed April 2, 2001. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

        UroCor undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 12, 1998).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

4.1	Rights Agreement dated as of August 17, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 21, 1998).

4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 21, 1998).

10.1†	The UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-58015), filed with the Commission on June 29, 1998).

10.2	Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.3	Amendment No. 1 to the Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 11, 1997).

10.4	Amendment No. 2 dated June 16, 1998, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission November 12, 1998).

10.5	Amendment No. 3 dated February 1, 1999, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999).

10.6	Amendment No. 4 dated September 28, 1999, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.7†	Employment Agreement dated September 4, 1990, between Robert Veltri and UroCor, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.8†*	Employment Agreement dated July 23, 1998, between Michael W. George and UroCor, Inc. and amendment thereto dated January 8, 2001.

10.9†	Employment Agreement dated January 29, 1998 between Karl Nigg and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999).

Exhibit No.	Description

10.10†	Employment Agreement dated March 15, 1999 between Bruce C. Hayden and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999).

10.11†	Employment Agreement dated December 17, 1999 between John L. Armstrong, Jr. and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.12†	Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.13†*	2000 Management Incentive Compensation Plan.

10.14	Consulting Agreement dated effective October 26, 1999, and Addendum to Agreement dated March 1, 2000 between William A. Hagstrom and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.15	Registration Rights Agreement dated June 2, 1995, among UroCor, Inc. and the stockholders named therein (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.16†	The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 11, 1997).

10.17†	The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-58017), filed with the Commission on June 29, 1998).

10.18†	UroCor, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999).

10.19†	Form of Change In Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on Schedule 10.1 thereto (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

23.1*‡	Consent of Arthur Andersen LLP.

FINANCIAL STATEMENTS

Report of Independent Public Accountants

To the Board of Directors and Shareholders
of UroCor, Inc.:

We have audited the accompanying consolidated balance sheets of UroCor, Inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2001

UROCOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	1999	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,259,218	$11,006,568

Short-term marketable investments	3,107,392	488,587

Accounts receivable, net of allowance for doubtful accounts of $5,177,414 in 1999 and $4,130,275 in 2000	11,032,693	12,476,454

Prepaid expenses	824,164	565,167

Laboratory supplies, at average cost	616,087	473,205

Inventory	210,013	309,308

Deferred tax asset, net	3,817,722	2,286,619

Other current assets	782,962	760,726

Total current assets	25,650,251	28,366,634

LONG-TERM MARKETABLE INVESTMENTS	2,687,292	996,261

PROPERTY AND EQUIPMENT, net	8,868,120	10,037,696

NON-CURRENT DEFERRED TAX ASSET, net	1,842,018	4,371,456

GOODWILL, net of accumulated amortization of $155,224 in 2000	—	3,859,336

INTANGIBLE AND OTHER ASSETS, net	3,114,094	3,697,979

Total assets	$42,161,775	$51,329,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,457,851	$3,257,018

Accrued compensation	401,657	856,648

Current installments of obligations under capital leases	8,454	249,679

Accrued special charges	—	9,892,432

Other accrued liabilities	162,768	728,516

Total current liabilities	4,030,730	14,984,293

DEFERRED COMPENSATION	256,810	469,855

OBLIGATIONS UNDER CAPITAL LEASES, net of current installments	—	594,280

NOTE PAYABLE	—	175,000

Total liabilities	4,287,540	16,223,428

COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS’ EQUITY:

Convertible preferred stock, $.01 par value — authorized 6,000,000 shares at December 31, 1999 and 2000; issued in series; no shares outstanding at December 31, 1999 and 2000	—	—

Common stock, $.01 par value, authorized 20,000,000 shares at December 31, 1999 and 2000; 10,769,102 shares issued at December 31, 1999 and 11,030,131 shares issued at December 31, 2000	107,691	110,301

Additional paid-in capital	59,265,256	59,536,736

Common stock held in treasury at cost, 1,576,266 shares at December 31, 1999 and 1,194,604 shares at December 31, 2000	(7,174,508)	(5,397,308)

Accumulated deficit	(14,324,204)	(19,143,795)

Total stockholders’ equity	37,874,235	35,105,934

Total liabilities and stockholders’ equity	$42,161,775	$51,329,362

The accompanying notes are an integral part of these consolidated balance sheets.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	1998	1999	2000

REVENUE	$47,606,143	$45,508,473	$52,621,765

OPERATING EXPENSES:

Direct cost of services and products	19,262,966	18,649,714	19,825,859

Selling, general and administrative expenses	19,290,082	22,636,494	23,311,172

Provision for bad debts	8,409,477	6,418,366	4,478,931

Research and development	1,952,558	1,609,639	1,369,683

Special charges	3,505,606	3,467,944	10,289,935

Total operating expenses	52,420,689	52,782,157	59,275,580

OPERATING LOSS	(4,814,546)	(7,273,684)	(6,653,815)

OTHER INCOME (EXPENSE):

Interest, net	1,176,238	852,149	671,492

Other	(355,820)	1,462	3,014

Total other income, net	820,418	853,611	674,506

Net loss before income taxes	(3,994,128)	(6,420,073)	(5,979,309)

Income tax benefit	1,517,769	2,311,226	1,159,718

NET LOSS	$(2,476,359)	$(4,108,847)	$(4,819,591)

NET LOSS PER SHARE:

Basic:

Net Loss Per Common Share	$(.24)	$(.41)	$(.50)

Weighted Average Common and Common Equivalent Shares Outstanding	10,402,281	9,902,643	9,689,994

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock	Additional		Total
			Held in	Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Treasury	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 1997	10,345,616	$103,456	—	$58,390,646	$(7,738,998)	$50,755,104

Stock Issuance - Exercise of warrants	50,945	509	—	190,831	—	191,340

Employee Stock Purchase Plan	33,658	337	—	192,955	—	193,292

Exercise of stock options	62,507	625	—	66,737	—	67,362

Stock Option - Compensation Expense				104,249		104,249

Net loss	—	—	—	—	(2,476,359)	(2,476,359)

BALANCE AT DECEMBER 31, 1998	10,492,726	104,927	—	58,945,418	(10,215,357)	48,834,988

Stock Issuance - Employee Stock Purchase Plan	30,147	302	—	116,243	—	116,545

Exercise of stock options	246,229	2,462	—	180,455	—	182,917

Stock Option - Compensation Expense	—	—	—	23,140	—	23,140

Repurchase of Common Stock			(7,174,508)			(7,174,508)

Net loss	—	—	—	—	(4,108,847)	(4,108,847)

BALANCE AT DECEMBER 31, 1999	10,769,102	$107,691	(7,174,508)	$59,265,256	$(14,324,204)	$37,874,235

Stock Issuance - Exercise of stock warrants	21,600	216	—	26,784		27,000

Employee Stock Purchase Plan	29,061	291	—	109,733	—	110,024

Exercise of stock options	210,368	2,103	—	390,898	—	393,001

Stock Option - Compensation Expense	—	—	—	7,564	—	7,564

Repurchases of Common Stock	—	—	(397,100)	—	—	(397,100)

Treasury shares issued for acquisition			2,174,300	(263,499)		1,910,801

Net loss	—	—	—	—	(4,819,591)	(4,819,591)

BALANCE AT DECEMBER 31, 2000	11,030,131	$110,301	$(5,397,308)	$59,536,736	$(19,143,795)	$35,105,934

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,476,359)	$(4,108,847)	$(4,819,591)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	2,604,075	2,870,214	3,001,690

Deferred income tax benefit	(1,505,061)	(2,325,214)	(998,335)

Stock option compensation expense	104,249	23,140	7,564

Deferred Compensation	—	256,810	213,045

(Gain) loss on disposition of equipment	—	4,539	(71,111)

Loss on asset write downs	2,020,204	3,226,846	33,332

Changes in current assets and liabilities:

(Increase) decrease in accounts receivable	(2,333,600)	4,932,051	(1,443,761)

Decrease in prepaid expense	42,256	122,239	258,997

(Increase) decrease in laboratory supplies	39,070	(157,518)	142,882

(Increase) decrease in inventory	(125,232)	26,315	(99,295)

(Increase) decrease in other current assets	(490,034)	282,947	22,236

Increase (decrease) in accounts payable	1,226,736	(32,530)	(173,527)

Increase (decrease) in accrued compensation	(261,373)	(2,787)	454,991

Increase (decrease) in other accrued liabilities	264,006	(209,659)	10,930,874

Net cash provided by (used in) operating activities	(891,063)	4,908,546	7,459,991

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities of short-term marketable investments, net	10,639,907	2,949,768	2,618,805

Maturities (purchases) of long-term marketable investments, net	(99,677)	(574,959)	1,691,031

Cash acquired in acquisition of subsidiary	—	—	30,543

Cash paid for acquisition of subsidiary	—	—	(650,000)

Capital expenditures	(5,258,767)	(4,984,080)	(3,642,505)

Investment in distributor of ProstaSeed product, net	—	—	(215,040)

Milestone payments for therapeutic product	—	—	(1,250,000)

Intangible and other assets	(262,869)	(989,889)	(1,001,677)

Net cash provided by (used in) investing activities	5,018,594	(3,599,160)	(2,418,843)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from employee stock purchase plan	193,292	116,545	110,024

Proceeds from exercise of stock options	67,362	182,917	393,001

Proceeds from exercise of warrants	191,340	—	27,000

Repurchases of Common Stock	—	(7,174,508)	(397,100)

Principal payments under capital lease obligations and other indebtedness	(441,435)	(209,245)	(22,994)

Proceeds from fixed asset sale/leaseback	—	—	596,271

Net cash provided by (used in) financing activities	10,559	(7,084,291)	706,202

Net increase (decrease) in cash and cash equivalents	4,138,090	(5,774,950)	5,747,350

CASH AND CASH EQUIVALENTS, beginning of year	6,896,033	11,034,123	5,259,218

CASH AND CASH EQUIVALENTS, end of period	$11,034,123	$5,259,218	$11,006,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$47,458	$10,477	$4,797

Cash paid for income taxes	$550,000	$300,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Current debt assumed in acquisition of subsidiary	$—	$—	$265,740

Long-term liabilities assumed in acquisition of subsidiary	$—	$—	$175,000

Issuance of 477,700 common shares in acquisition of subsidiary	$—	$—	$1,910,800

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. THE COMPANY:

        UroCor, Inc. (“the Company”), a Delaware corporation, provides a broad array of diagnostic services and markets therapeutic products and information services to urologists and managed care organizations across the U.S. The Company assists its customers to better manage their patients’ outcomes with urologic cancers and other complex urologic diseases.

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

        Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on the straight-line basis over the shorter of the remaining lease term or the economic useful life of the asset. The Company assesses impairment under the Financial Accounting Standards Board Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

        (e)  Software Development Costs. Certain internal costs for software development relating to the Company’s information services are capitalized as property and equipment when incurred. Capitalization begins when the project reaches technological feasibility and ceases when the product is ready for release. Amortization of capitalized software development costs is provided over the estimated economic life of the software, generally two to five years, using the straight-line method. Capitalized software development costs are reviewed internally annually for feasibility and impairment. Internal software development costs which were capitalized to property and equipment during the years ended December 31, 1998, 1999 and 2000 were $1,272,000, $351,000, and $867,000, respectively.

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

        (j)  Revenue. Revenue is recognized when products are sold or services are rendered. Revenue subject to Medicare or third-party reimbursement is recorded at estimated reimbursable amounts. The Company receives a significant portion of its revenue from tests performed principally for beneficiaries of the Medicare program. In 1998, 1999 and 2000, approximately 46%, 46%, and 52%, respectively, of the Company’s revenue was derived from tests performed principally for beneficiaries of the Medicare program. Under law and regulation, for most of the tests performed for Medicare beneficiaries, the Company must accept reimbursement allowed by Medicare as payment in full. The Company receives reimbursement for substantially all of its current services at various rates or on a case-by-case basis.

        Revenue from software licenses is recognized as license fees are earned and from maintenance and services over the contractual period or as the services are performed.

        (k)  Provision for Bad Debts. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. The Company provides an amount on a monthly basis for estimated future bad debts on current period revenues. In addition, from time to time, there are specific events for which management makes an additional provision. During the second quarter of 1999, an additional provision of $3,941,833 was made because certain managed care and payor related marketing programs were discontinued, and management identified significantly aged segments of accounts receivable related to these programs for which likelihood of collection was doubtful or for which processing costs could exceed the expected benefit. During the third quarter of 1998, cost reduction initiatives were undertaken, including steps to implement systems and processing changes intended to improve billing procedures and related collection results. These initiatives reduced collection costs and resulted in a $4,700,000 additional provision on balances for which continued pursuit of collections was deemed too costly.

        (l)  Net Income Per Common Share. The Company discloses earnings per share figures basic and diluted. Diluted earnings per share reflects the effect of dilutive securities calculated using the treasury stock method and the average market price of common stock for each period, unless the result is antidilutive, in which case such securities are not considered. In the period of a net loss, the otherwise dilutive impact of outstanding stock options and warrants is excluded from the computation of diluted earnings per share because such impact would be antidilutive (i.e., consideration of such shares would result in a lower diluted net loss per share in comparison to the basic net loss per share).

        (m)  Accrued Compensation. Accrued compensation consists of quarterly commissions for sales representatives (usually paid the month following the quarter’s end), bonus accruals for non-sales personnel (usually paid annually following the end of the year) and recurring monthly accruals.

        (n)  Contingencies. At the time the Company determines that a contingency is probable and estimable, an accrual of the estimate is made, along with estimated legal and other costs related to such contingency.

        (o)  Reclassifications. Certain reclassifications have been made in the 1998 and 1999 financial statements to conform with the 2000 presentation. Total assets and net income for 1998 and 1999 were not affected by the reclassifications.

3. PROPERTY AND EQUIPMENT:

        Property and equipment, stated at cost, are summarized as follows:

	1999	2000

Laboratory equipment	$3,229,423	$3,742,784

Computer equipment and software	7,073,889	8,906,821

Office furniture, equipment and improvements	6,530,837	6,443,270

	16,834,149	19,092,875

Less – Accumulated depreciation and amortization	(7,966,029)	(9,055,179)

	$8,868,120	$10,037,696

        The depreciable lives for property and equipment are as follow:

Years

Laboratory equipment	3 to 5

Computer equipment and software	2 to 5

Office furniture, equipment and improvements	3 to 10

4. INTANGIBLE AND OTHER ASSETS:

        Intangible and other assets consist of the following:

	1999	2000

Licenses, options, patents and trademarks	$621,570	$632,522

Less – Accumulated amortization	(23,324)	(41,555)

	598,246	590,967

Marketing agreement	690,000	—

Advance payment for purchase of inventory	250,000	—

Distribution agreement, net of accumulated amortization	1,250,000	2,481,979

Investment in corporate-owned life insurance	203,355	314,634

Investment in therapeutic distributor, net	—	196,080

Deposits and other	122,493	114,319

	$3,114,094	$3,697,979

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

	1999	2000

Laboratory equipment	$1,609,490	$1,254,535

Computer equipment and software	874,565	1,239,141

Office furniture and equipment	574,523	572,942

	3,058,578	3,066,618

Less — Accumulated depreciation and amortization	(3,024,297)	(2,229,860)

	$34,281	$836,758

        The Company also has noncancelable operating leases for laboratory facilities, office space and equipment that expire over the next fourteen years, with certain options for early termination. Rental expense for operating leases during 1998, 1999 and 2000 approximated $1,340,000, $1,924,000 and $2,194,000, respectively.

        Future minimum lease commitments as of December 31, 2000 are:

	Capital	Operating
	Leases	Leases

2001	320,958	1,567,497

2002	320,958	1,471,950

2003	295,257	1,453,201

2004	—	1,483,954

2005		1,587,994

Thereafter (laboratory and office space to 2013)	—	11,991,641

Total minimum lease payments	937,173	$19,556,237

Less – Amount representing interest	93,214

Total obligations under capital leases	843,959

Less – Current installments of obligations under capital leases	249,679

Obligation under capital leases, net of current installments	$594,280

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

7. RELATED PARTY TRANSACTIONS:

        The Company recognized rent expense totaling approximately $609,000, $1,082,000, and $1,240,000 for 1998, 1999 and 2000, respectively, related to its facilities which are leased from a shareholder. In management’s opinion, these transactions were conducted on terms no less favorable than those which could have been obtained from unrelated third parties.

8. STOCKHOLDERS’ EQUITY:

        (a)  Warrants. During 2000, all remaining warrants for the purchase of shares of the Company’s common stock expired. No value was attributed to these warrants in connection with their issuances in 1994 through 1995. A summary of the warrants is presented below:

	1998		1999		2000

		Exercise		Exercise		Exercise
		Price		Price		Price
	Warrants	Per Share	Warrants	Per Share	Warrants	Per Share

Outstanding, beginning of year	291,438	$1.25 - 5.00	224,436	$1.25 - 5.00	124,436	$1.25 - 5.00

Granted	—		—		—

Expired	13,358	$4.30	100,000	$4.30	102,836	$5.00

Exercised	53,644	$1.25 - 5.00	—	$1.25 - 5.00	21,600	$1.25

Outstanding, end of year	224,436	$1.25 - 5.00	124,436	$1.25 - 5.00	—	—

(b)  Stockholder Rights Plan. In August 1998, the Board of Directors adopted a Stockholder Rights Plan that provides the holders of each share of Common Stock with a Right. This Plan is intended to protect the Company and its stockholders from coercive or unfair takeover tactics. Each Right will entitle holders of the Company’s common stock to buy one one-thousandth of an interest in a share of Series I Preferred Stock of the Company at an exercise price of $35.00, exercisable only if a person or group acquires beneficial ownership of 15% or more of UroCor’s common stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. If any person becomes the beneficial owner of 15% or more of UroCor’s common stock, each Right not owned by such person or related parties will enable its holder to purchase, at the Right’s then-current exercise price, shares of common stock of the Company having a value of twice the Right’s exercise price. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or sells 50% or more of its assets to another person, each Right that has not previously been exercised will entitle its holder to purchase, at the Right’s then-current exercise price, common shares of such other person having a value of twice the Right’s exercise price. The Rights have no voting power and will expire on August 27, 2008. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the tenth business day following public announcement that a 15% position has been acquired.

(c)  Treasury Stock. In April 1999, the Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common shares. Under these authorizations the Company has repurchased 1,672,304 shares at a cost of $7,571,608. The Company reissued 477,700 shares in 2000 for the acquisition of Mills Biopharmaceuticals, Inc., the manufacturer of the Company’s therapeutic product ProstaSeed.

9. STOCK COMPENSATION PLANS:

(a)  Stock Option Plans. The Company has adopted two stock option plans which provide for the issuance of options to employees, directors and independent contractors of the Company. These options vest over one to five years, expire ten years after issuance and have an exercise price equal to or greater than the stock’s fair market value on the date of grant. During 1998, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan. During 1999, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan and 100,000 for the 1997 Non-Employee Director Stock Option Plan. During 2000, the shareholders of the Company approved an additional 300,000 shares for the 1992 Option Plan.

        A summary of the status of the plans is presented below:

	1998		1999		2000

		Wtd-Average		Wtd-Average		Wtd-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	1,305,487	$4.36	1,580,328	$4.71	1,766,199	$4.74

Granted, price equals fair value	465,000	5.80	722,250	4.26	388,503	4.75

Granted, price greater than fair value	—	—	—	—	—	—

Exercised	(62,507)	1.08	(246,229)	.75	(210,368)	1.87

Cancellations	(127,652)	6.78	(290,150)	6.76	(260,734)	7.51

Outstanding, end of year	1,580,328	$4.71	1,766,199	$4.74	1,683,600	$4.67

Exercisable, end of year	845,884	$2.91	776,911	$4.36	758,006	$4.64

        In December 1995, the Company issued options to employees covering 295,000 shares of common stock exercisable at the then estimated fair market value of $1.75 per share. Considering the Company’s anticipated public offering price per share and other events, in April 1996 the Company estimated that the adjusted fair value of the common stock at the date of grant of these options exceeded the exercise price of the options. Accordingly, the Company is recognizing imputed compensation expense as a non-cash charge to operations, aggregating approximately $410,000 over the actual vesting period of these options of three to five years. During 1998, 1999 and 2000 the Company recognized approximately $123,000, $9,152 and $7,564, respectively, of compensation expense related to these options.

        This table summarizes information about stock options outstanding at December 31, 2000:

Range of				Number
Exercise	Number Outstanding	Wtd- Average	Wtd-Average	Exercisable at	Wtd-Average
Prices	at December 31, 2000	Remaining Life	Exercise Price	December 31, 2000	Exercise Price

$ .35 - 3.50	450,897	6.4	$2.31	277,497	$1.59

$4.00 - 4.50	264,635	8.7	4.22	56,450	4.29

$4.63 - 4.75	502,150	8.8	4.68	120,100	4.69

$4.88 - 12.63	465,918	7.3	7.19	303,959	7.47

$ .35 - 12.63	1,683,600	7.7	$4.67	758,006	$4.64

        (b)  Employee Stock Purchase Plan (ESPP). In 1998, the Company’s shareholders approved the ESPP, under which 300,000 shares of the Company’s Common Stock could be sold to employees. Under its terms employees may elect to withhold up to 10% of earnings each offering period to purchase the Company’s Common Stock. The purchase price is 85% of the lower of the beginning or the ending market price for each offering period. Under the ESPP, the Company sold 33,658, 30,147 and 29,061 shares to employees in 1998, 1999 and 2000, respectively.

        (c)  Accounting for Stock-Based Compensation. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized except for the December 1995 stock option grant described above. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts:

		1998	1999	2000

Net Loss Diluted Net Loss per Share Weighted-average fair value of options granted	As Reported Proforma As Reported Proforma	$(2,476,359) (3,178,395) $(.24) (.31) $3.77	$(4,108,847) (4,824,997) $(.41) (.52) $2.66	$(4,819,591) (5,364,089) $(.50) (.59) $4.64

        The option pricing model used to determine an option’s fair market value considers six factors. Options granted prior to May 22, 1996 were valued without the volatility factor because the Company was not a public company prior to that time. Because of this pricing convention and because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost impact on net income and diluted net income per share may not be representative of what might be expected in future years.

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

        The fair value of employees’ purchase rights under the ESPP, was also estimated using the Black-Scholes model with the following assumptions for 1998, 1999 and 2000: dividend yield of 0% for all years; expected volatility for purchase rights of 63% for 1998, 78% for 1999 and 90% for 2000; risk-free interest rates of 5.1% for 1998, 6.1% for 1999 and 5.7% for 2000; and expected life of 1 year for 1998 and 1999 and 2.7 years for 2000. The weighted average fair value of purchase rights was $2.81 for those granted in 1998, $2.03 for those granted in 1999 and $3.82 for those granted in 2000.

10. EMPLOYEE BENEFIT PLAN:

        (a)  The Company has established a 401(k) employee benefit plan in which substantially all employees may participate. The plan is funded through voluntary employee salary deferrals, and beginning October 1, 1997 the Company began matching 25% of employee contributions up to a maximum of 12% of compensation. Beginning January 1, 1999, the Company began matching 50% of employee contributions up to a maximum of 6% of compensation. The Company’s 1998, 1999 and 2000 contributions to this plan were approximately $138,000, $226,000 and $297,000, respectively.

        (b)  In 1999, the Company established a Deferred Compensation Plan for directors and key employees. The plan is funded through voluntary deferrals of director fees or employee salary. The Company does not currently match contributions. Deferrals are deposited in corporate owned life insurance contracts. Within each life insurance contract the directors and employees have the option of selecting a variety of investments. The return on these underlying investments will determine the amount of earnings credited to each director or employee’s account. Otherwise, the directors and employees are general creditors of the Company with respect to benefits from the Plan. The expense associated with the Deferred Compensation Plan was approximately $53,000 in both years 1999 and 2000.

11. SPECIAL CHARGES:

        (a)  During the third quarter of 1998, the Company recognized special charges consisting of the following:

Exit costs related to Urology Support Services (“USS”)	$2,220,529

Non-strategic program asset write-offs & other restructuring costs	1,106,762

Severance costs for workforce reduction	178,315

Special charges	$3,505,606

        At the end of the third quarter of 1998, the Company made the decision to exit the USS business when it determined that a successful spin-off of the unit as an independent entity could not be completed in a timely manner and notified all employees affected. The exit costs related to this decision of $2,220,529 include estimated expenses for orderly termination and transition of USS’ service contracts, related asset write-downs and employee severance costs for USS employees. The costs associated with terminating and transitioning the USS’ service contracts were accrued at $328,747 and the majority of these expenses were paid in the fourth quarter of 1998. The write-offs for software, start-up costs and other assets associated with the USS business totaled $1,763,178. Finally, severance and outplacement costs of $128,604 were recognized for all 14 people employed by the USS business who were terminated after transitioning the existing service contracts at the end of October 1998. The majority of these benefits were paid out in the fourth quarter of 1998.

        Also at the end of the third quarter of 1998, the Company eliminated 23 positions across all departments of the Company as part of streamlining the organizational structure of the Company. The severance and outplacement costs associated with this workforce reduction totaled $178,315 and were paid during the fourth quarter of 1998. In addition to the workforce reduction, the Company’s restructuring included the elimination of certain non-strategic programs, which resulted in asset write-downs principally for research and software assets totaling $888,741. Other non-recurring costs associated with this restructuring totaled $218,021.

        (b)  During the second quarter of 1999, the Company recognized special charges consisting of the following:

Information systems restructuring costs	$2,893,700

Settlement of certain Urology Support Services (“USS”) claims	348,146

Severance costs for workforce reduction	226,098

Total special charges	$3,467,944

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

        (c)  During the fourth quarter of 2000, the Company recognized special charges consisting of the following:

Tentative settlement with the United States Department of Justice (“DOJ”)	$9,000,000

Legal and professional fees and other costs related to DOJ settlement	1,289,935

Total special charges	$10,289,935

        In February 2001, the Company reached a tentative settlement with the DOJ to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlemenet to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative settlement agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions for the final settlement agreement and the contemplated corporate integrity agreement. The Company also incurred and accrued $1,289,935 during the fourth quarter for legal and professional fees and other anticipated costs related to the ultimate resolution of this investigation.

        In the event the Company and the DOJ were unable to consummate the proposed settlement, no assurances may be given regarding the resolution of the DOJ investigation, and the Company is unable to predict its impact, if any, on the Company. If the DOJ or, if applicable, any other plaintiff were to pursue and prevail on matters that may arise from this investigation, any judgment resulting from such litigation or any administrative penalties, including, without limitation, significant recoupment of funds or civil or criminal penalties or exclusion from federal and state health care programs potentially resulting from such proceedings could have a material adverse effect on the financial condition and results of operations of the Company.

NOTE 12 – ACQUISITION:

        On April 17, 2000, UroCor acquired Mills Biopharmaceuticals, Inc., the manufacturer of UroCor’s ProstaSeed® I-125 sources for radiation treatment of prostate cancer. The terms of the purchase agreement called for a combination of $650,000 cash, assumption of certain liabilities and the issuance of 477,700 shares of treasury stock described in Footnote 8 for a total value of $4.3 million, including the milestone payments previously made, in addition to certain royalty payments dependent upon the achievement of future sales levels. Under the agreement, Dr. Stanley Mills, Mills Biopharmaceuticals’ president and founder, was appointed UroCor’s Vice President Product Development for radiation therapies subject to a separate employment agreement and the Company agreed to lease the production facilities from Dr. Mills. This acquisition has been accounted for under the purchase method of accounting. The Company made an allocation of the purchase price based on estimated fair values at date of acquisition. This allocation resulted in acquired goodwill of approximately $4.0 million, which is being amortized over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the acquisition date.

NOTE 13 — SEGMENT REPORTING:

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. With the regulatory approvals for two therapeutic products occurring in the first quarter of 2000 and the purchase of manufacturing capabilities of Mills Biopharmaceuticals, described above, the Company is now operating in two reportable segments—1) diagnostic services and 2) therapeutic products. For 1998, the Company also operated the Urology Support Services (“USS”) business, providing medical billing services for a small number of urologists, until it was discontinued late in 1998. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment offered ProstaSeed® for early stage prostate cancer and PACIS BCG® for bladder cancer in 2000; the therapeutic revenue activity prior to 2000 was related to a co-promotion agreement with Zeneca, Inc., which entailed the Company’s sales force selling two prostate cancer products to urologists, however, the Company had no other direct costs related to sales of these co-promotion products. The Company’s management evaluates performance based on several factors. However, the primary measurement focus is “Gross Profit” (revenue less direct costs) and “Operating Income”, excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 above. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company’s segments for 1998, 1999 and 2000:

	Diagnostic	Therapeutic
	Services	Products	USS	Total

2000 Revenue	$51,011,916	$1,609,849	$—	$52,621,765

Gross Profit	$33,820,003	$(1,024,097)	$—	$32,795,906

Operating Income (Loss)	$16,725,113	$(4,197,640)	$—	$12,527,473

1999 Revenue	$42,976,747	$2,531,726	$—	$45,508,473

Gross Profit	$25,113,851	$1,744,908	$—	$26,858,759

Operating Income	$5,049,531	$78,800	$—	$5,128,331

1998 Revenue	$41,484,226	$5,982,200	$139,717	$47,606,143

Gross Profit	$23,879,698	$5,096,136	$(632,657)	$28,343,177

Operating Income (Loss)	$1,776,363	$4,548,713	$(1,159,094)	$5,165,982

Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

		1998	1999	2000

Total for reportable segments		$5,165,982	5,128,331	$12,527,473

Less:	Special charges	3,505,606	3,467,944	10,289,935

	Corporate expenses	6,474,922	8,934,071	8,891,353

Operating income		$(4,814,546)	$(7,273,684)	$(6,653,815)

14. INCOME TAXES:

        The Company has provided for income taxes (benefit) as follows:

	1998	1999	2000

Current:

Federal	$—	$—	$—

State	—	—	—

Total	$—	$—	$—

Deferred:

Federal	$(1,517,769)	$(2,311,226)	$(1,159,718)

State	—	—	—

Total	(1,517,769)	(2,311,226)	(1,159,718)

Total income tax benefit	$(1,517,769)	$(2,311,226)	$(1,159,718)

        The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences being summarized below:

	1998	1999	2000

Tax expense (benefit) at statutory rates	(34%)	(34%)	(34%)

State income taxes, less federal income tax effect	(4%)	(4%)	(4%)

Other	0%	2%	1%

Adjustment due to change in valuation allowance	0%	0%	18%

Benefit for income taxes	(38%)	(36%)	(19%)

        The annual utilization of the Company’s net tax operating loss carryforward will be limited by Internal Revenue Code Section 382 due to the fact that a cumulative change in ownership of more than 50% has previously occurred. Therefore, the future utilization of this net operating loss carryforward at December 31, 2000 will be limited to approximately $16.7 million, of which approximately $16.1 million will be available in 2001 and $.6 million in subsequent years. The net operating loss carryforward will begin to expire in 2013.

        The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1999 and 2000 were:

	1999	2000

Net operating loss carryforward	$3,784,636	$6,182,750

Depreciation and amortization	(79,737)	120,388

Deferred compensation	92,452	173,409

Allowance for doubtful accounts	2,104,541	1,463,821

Other	82,474	74,313

Net deferred tax asset	$5,984,366	$8,014,681

Valuation allowance	(324,626)	(1,356,606)

Total net deferred tax asset	$5,659,740	$6,658,075

15. NET INCOME (LOSS) PER SHARE:

        A summary of the components of net income (loss) per share and the impact of dilutive securities is presented below:

	For the Year Ended December 31,

	1998			1999			2000

		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share	Net	Average	Share	Net	Average	Share
	Net Income	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount

Net Income (Loss) Per Share - Basic	$(2,476,359)	10,402,281	$(0.24)	$(4,108,847)	9,902,643	$(0.41)	$(4,819,591)	9,689,994	$(0.50)

Effect of Dilutive Securities:

Stock Options	—	—	—	—	—	—	—	—	—

Warrants	—	—	—	—	—	—	—	—	—

Net Income (Loss) Per Share -Assuming Dilution	$(2,476,359)	10,402,281	$(0.24)	$(4,108,847)	9,902,643	$(0.41)	$(4,819,591)	9,689,994	$(0.50)

        Stock options and warrants to purchase shares of common stock at exercise prices greater than the average market price of the common stock were outstanding during each of the periods presented. Such options and warrants were not included in the computation of Net Income Per Share—Assuming Dilution because the impact would be antidilutive. Potential shares to be purchased under such antidilutive stock options totaled 592,484, 966,546 and 445,777 for 1998, 1999 and 2000, respectively. There were no such antidilutive warrants for 1998, 1999 or 2000.

        Additionally, for 1998, 1999 and 2000, the otherwise dilutive impact of all other outstanding stock options and warrants is excluded from the computation of Net Income Per Share—Assuming Dilution because such impact is antidilutive in the year of a net loss (i.e., consideration of such shares would result in a lower Net Loss Per Share—Assuming Dilution in comparison to the Net Loss Per Share—Basic). For 1998, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 600,748 and 55,408 weighted average shares, respectively, resulting in a total of 11,058,437 weighted average common and common equivalent shares outstanding, assuming dilution. For 1999, the otherwise dilutive effect of such antidilutive stock options and warrants would have been an additional 451,561 and 15,760 weighted average shares, respectively, resulting in a total of 10,369,964 weighted average common and common equivalent shares outstanding, assuming dilution. For 2000, the otherwise dilutive effect of such antidilutive stock options would have been an additional 363,034 weighted average shares, resulting in a total of 10,053,028 weighted average common and common equivalent shares outstanding, assuming dilution.

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

        (b)  In February 2001, ongoing manufacturing supply issues led UroCor and BioChem Pharma, Inc. (“BioChem”) to agree on a settlement to end their distribution agreement for PACIS BCG that had been executed in 1994. Under the terms of the settlement, UroCor received $7 million from BioChem, which resulted in a pretax profit in excess of $4.0 million that will be recorded in the first quarter of 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of UroCor, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UroCor, Inc. included in this 2000 Annual Report to Shareholders on Form 10-K and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2000, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2001

S-1

SCHEDULE II

UROCOR, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charge to	Charge To
	Beginning	Cost and	Other		Ending
Description	Balance	Expense(1)	Accounts	Deduction(2)	Balance

For the Year Ended December 31, 1998:

Allowance for Doubtful Accounts	2,619,485	8,409,477	—	(4,999,896)	6,029,066

For the Year Ended December 31, 1999:

Allowance for Doubtful Accounts	6,029,066	6,418,366	—	(7,270,018)	5,177,414

For the Year Ended December 31, 2000:

Allowance for Doubtful Accounts	5,177,414	4,478,931	—	(5,526,070)	4,130,275

(1)	Includes $4,700,000 recorded as an additional provision to the valuation allowance in the third quarter of 1998 and $3,941,833 recorded as an additional provision to the valuation allowance in the second quarter of 1999.

(2)	Represents write-offs of uncollectible accounts receivable against the allowance for doubtful accounts.

S-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROCOR, INC. (Registrant)

By:	/s/ Bruce C. Hayden Bruce C. Hayden, Senior Vice-President, Chief Financial Officer, Treasurer and Secretary

Dated: October 9, 2001.

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 12, 1998).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

4.1	Rights Agreement dated as of August 17, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 21, 1998).

4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 21, 1998).

10.1†	The UroCor, Inc. Second Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-58015), filed with the Commission on June 29, 1998).

10.2	Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.3	Amendment No. 1 to the Lease Agreement dated April 15, 1994, between Presbyterian Health Foundation and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 11, 1997).

10.4	Amendment No. 2 dated June 16, 1998, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission November 12, 1998).

10.5	Amendment No. 3 dated February 1, 1999, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999).

10.6	Amendment No. 4 dated September 28, 1999, amending the Lease Agreement between Presbyterian Health Foundation, as Landlord and UroCor, Inc., as Tenant dated April 15, 1994 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.7†	Employment Agreement dated September 4, 1990, between Robert Veltri and UroCor, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.8†*	Employment Agreement dated July 23, 1998, between Michael W. George and UroCor, Inc. and amendment thereto dated January 8, 2001.

10.9†	Employment Agreement dated January 29, 1998 between Karl Nigg and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999).

Exhibit No.	Description

10.10†	Employment Agreement dated March 15, 1999 between Bruce C. Hayden and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999).

10.11†	Employment Agreement dated December 17, 1999 between John L. Armstrong, Jr. and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.12†	Form of Indemnity Agreement between UroCor, Inc. and each of the individuals named in Schedule 10.1 thereto (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.13†*	2000 Management Incentive Compensation Plan.

10.14	Consulting Agreement dated effective October 26, 1999, and Addendum to Agreement dated March 1, 2000 between William A. Hagstrom and UroCor, Inc. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

10.15	Registration Rights Agreement dated June 2, 1995, among UroCor, Inc. and the stockholders named therein (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-3182), filed with the Commission on April 3, 1996).

10.16†	The UroCor, Inc. 1997 Non-Employee Director Stock Option Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 11, 1997).

10.17†	The UroCor, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-58017), filed with the Commission on June 29, 1998).

10.18†	UroCor, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999).

10.19†	Form of Change In Control Agreement between UroCor, Inc. and each of the individuals named and with the terms listed on Schedule 10.1 thereto (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999, filed with the Commission on March 10, 2000).

23.1*‡	Consent of Arthur Andersen LLP.