Form 10-Q/A
period 2001-03-31
UROCOR INC
filed 2001-10-10
CIK 946945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to Form 10-Q
On Form 10-Q/A

        (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 0-28328
UROCOR, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 840 Research Parkway, Oklahoma City, OK (Address of principal executive offices)	75-2117882 (IRS Employer Identification No.) 73104 (zip code)

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

Yes X                      No

The number of shares of issuer’s Common Stock, $.01 par value, outstanding on September 28, 2001 was 10,029,218 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UROCOR, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$16,531,251	$11,006,568

Short-term marketable investments	2,074,075	488,587

Accounts receivable, net of allowance for doubtful accounts of $4,579,991 at March 31, 2001 and $4,130,275 at December 31, 2000	13,415,803	12,476,454

Prepaid expenses	866,176	565,167

Laboratory supplies, at average cost	451,502	473,205

Inventory	316,219	309,308

Deferred tax asset, net	1,082,092	2,286,619

Other current assets	367,381	760,726

Total current assets	35,104,499	28,366,634

LONG-TERM MARKETABLE INVESTMENTS	513,412	996,261

PROPERTY AND EQUIPMENT, net	9,935,456	10,037,696

NON-CURRENT DEFERRED TAX ASSET, net	3,001,097	4,371,456

GOODWILL, net of accumulated amortization of $204,802 at March 31, 2001 and $155,224 at December 31, 2000	3,804,521	3,859,336

INTANGIBLE AND OTHER ASSETS, net	2,011,252	3,697,979

Total assets	$54,370,237	$51,329,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,045,520	$3,257,018

Accrued compensation	1,944,819	856,648

Current installments of obligations under capital leases	398,079	249,679

Accrued Special Charges	9,365,126	9,892,432

Other accrued liabilities	217,814	728,516

Total current liabilities	13,971,358	14,984,293

DEFERRED COMPENSATION	537,961	469,855

OBLIGATIONS UNDER CAPITAL LEASES, net of current installments	592,614	594,280

LONG-TERM DEBT	—	175,000

Total liabilities	15,101,933	16,223,428

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 6,000,000 shares at March 31, 2001 and at December 31, 2000; no shares issued and outstanding at March 31, 2001 or at December 31, 2000	—	—

Common stock, $.01 par value, authorized 20,000,000 shares at March 31, 2001 and at December 31, 2000; 11,058,967 shares issued at March 31, 2001 and 11,030,131 shares issued at December 31, 2000	110,590	110,301

Additional paid-in capital	59,654,457	59,536,736

Common stock held in treasury at cost, 1,194,604 shares at March 31, 2001 and at December 31, 2000	(5,397,308)	(5,397,308)

Accumulated deficit	(15,099,435)	(19,143,795)

Total stockholders’ equity	39,268,304	35,105,934

Total liabilities and stockholders’ equity	$54,370,237	$51,329,362

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

REVENUE	$15,470,421	$12,040,557

OPERATING EXPENSES:

Direct cost of services and products	5,228,361	4,376,323

Selling, general and administrative expenses	6,553,677	5,722,623

Provision for bad debts	1,531,205	1,033,629

Research and development	327,343	398,715

Total operating expenses	13,640,586	11,531,290

OPERATING INCOME	1,829,835	509,267

OTHER INCOME (EXPENSE):

Gain on termination of therapeutic agreement	4,597,011	—

Interest, net	221,505	171,529

Other	(29,105)	(24,183)

Total other income, net	4,789,411	147,346

Income before income taxes	6,619,246	656,613

Income tax provision	2,574,886	249,520

NET INCOME	$4,044,360	$407,093

NET INCOME PER SHARE:

Basic:

Net Income Per Common Share	$.41	$.04

Weighted Average Common and Common Equivalent Shares Outstanding	9,834,204	9,367,268

Diluted:

Net Income Per Common Share—Assuming Dilution	$.38	$.04

Weighted Average Common and Common Equivalent Shares Outstanding— Assuming Dilution	10,524,025	9,662,141

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,044,360	$407,093

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	722,722	704,040

Deferred income tax provision	2,574,886	249,520

Deferred compensation expense	68,106	91,667

Stock option compensation expense	—	2,063

Loss on disposition of equipment	13,993	24,183

Loss on asset write downs	24,999	—

Gain on termination of therapeutic agreement	(4,597,011)	—

Equity in net income of subsidiary	(9,889)	—

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(939,349)	839,890

Increase in prepaid expense	(301,009)	(125,336)

Decrease in laboratory supplies	21,703	137,595

Increase in inventory	(6,911)	(3,612)

Decrease (increase) in other current assets	393,345	(722,737)

Decrease in accounts payable	(1,211,498)	(604,890)

Increase in accrued compensation	1,088,171	304,503

(Decrease) increase in accrued liabilities	(1,038,008)	50,630

Net cash provided by operating activities	848,610	1,354,609

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term marketable investments	(1,585,488)	(2,264,489)

Maturities of long-term marketable investments	482,849	2,687,292

Capital expenditures	(556,320)	(794,340)

Proceeds from termination of therapeutic agreement	7,000,000	—

Intangibles and other assets	(754,712)	253,359

Net cash provided by (used in) investing activities	4,586,329	(118,178)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	118,010	266,688

Proceeds from exercise of warrants	—	27,000

Payment of long term debt	(175,000)	—

Proceeds from fixed asset sale/leaseback	236,253	—

Principal payments under capital lease obligations	(89,519)	(8,454)

Net cash provided by financing activities	89,744	285,234

Net increase in cash and cash equivalents	5,524,683	1,521,665

CASH AND CASH EQUIVALENTS, beginning of year	11,006,568	5,259,218

CASH AND CASH EQUIVALENTS, end of period	$16,531,251	$6,780,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$20,491	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligations under therapeutic product distribution agreement	$—	$1,750,000

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

NOTE 1—BASIS OF PRESENTATION:

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

NOTE 2—INVESTMENTS:

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

NOTE 3—COMMITMENTS AND CONTINGENCIES:

        In February 2001, the Company reached a tentative settlement with the United States Department of Justice (the “DOJ”) to settle matters covered by the DOJ investigation pursuant to which UroCor would refund the various programs a total of $8.5 million by paying $6.0 million at the consummation of the settlement and the remaining balance of $2.5 million pursuant to a promissory note payable in equal annual installments over three years bearing interest at a rate of 7% per annum. In March 2001, the Company and the DOJ amended this term of the tentative settlement to provide that the Company would refund the various programs a total of $9.0 million, all payable at the closing of the final settlement agreement. Pursuant to the current other principal terms of the tentative agreement, the proposed settlement would cover Company liabilities to the federal government and state insurance programs with respect to the matters under investigation through December 31, 2000, would settle matters covered by the investigation without any admission by the Company of any wrongdoing in connection with such matters and would require UroCor to operate under a corporate integrity agreement for a period of time to be determined as part of the final settlement agreement. Determination of the final terms and consummation of the tentative settlement are subject to certain judicial and governmental approvals and the negotiation and approval of the specific provisions of the final settlement agreement and the contemplated corporate integrity agreement.

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

NOTE 4—STOCK REPURCHASE PROGRAM:

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

NOTE 5—SEGMENT REPORTING:

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires selected information about reportable segments in interim financial reports that is consistent with that made available to management to assess financial performance. The Company operates in two reportable segments—1) diagnostic services and 2) therapeutic products. The diagnostic services segment provides testing services to urologists for diagnosing, selecting appropriate therapies and managing patients with urologic diseases. The therapeutic products segment currently offers ProstaSeed® for early stage prostate cancer and offered PACIS BCG® for bladder cancer until February 2001, when an agreement was reached with the manufacturer of PACIS BCG to terminate the related distribution agreement. The Company’s management evaluates performance based on several factors. However, the primary measurement focus is “Gross Profit” (revenue less direct costs) and “Operating Income,” excluding special charges and any other unusual items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Corporate expenses include overhead expenses not allocated to specific business segments, including administrative expenses and information services expenses. The expenses that are allocated to business segments after the gross profit calculation to result in the operating income figures include sales and marketing expenses, certain administrative expenses directly attributable to the segments and bad debt expense. Asset information by segment is not reported, because the Company does not yet produce such information internally. The following table presents information about the Company’s segments for the three months ended March 31, 2001 and 2000:

	Diagnostic	Therapeutic
Three months ended March 31:	Services	Products	Total

2001:

Revenue	$14,910,895	$559,526	$15,470,421

Gross Profit	$10,404,191	$(162,131)	$10,242,060

Operating Income (Loss)	$5,281,875	$(742,526)	$4,539,349

2000:

Revenue	$11,985,320	$55,237	$12,040,557

Gross Profit	$7,648,035	$16,215	$7,664,250

Operating Income (Loss)	$3,250,093	$(615,146)	$2,634,947

        Reconciliation of operating income above to corresponding totals in the accompanying financial statements:

	2001	2000

Total for reportable segments	$4,539,349	$2,634,947

Less: Corporate expenses	2,709,514	2,125,680

Operating income	$1,829,835	$509,267

NOTE 6—GAIN ON TERMINATION OF THERAPEUTIC AGREEMENT:

        In February 2001, ongoing manufacturing supply issues led UroCor and BioChem Pharma, Inc. (“BioChem”) to agree on a settlement to end their distribution agreement for PACIS BCG that had been executed in 1994. Under the terms of the settlement, UroCor received $7 million from BioChem, which resulted in a pretax gain of $4,597,011.

NOTE 7—BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE:

        Basic earnings per share of common stock has been computed on the basis of the weighted average number of shares outstanding during each period. The diluted net income per share of common stock includes the dilutive effect of the outstanding stock options and warrants.

        The following table summarizes the calculation of basic earnings per share (“EPS”) and the diluted EPS components:

	Three months ended March 31, 2001			Three months ended March 31, 2000

	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	EPS	(Numerator)	(Denominator)	EPS

Net income/shares	$4,044,360	9,834,204		$407,093	9,367,268

Basic EPS			$.41			$.04

Effect of Dilutive Securities:

(Stock options/warrants)		689,821			294,873

Adjusted net income/shares	$4,044,360	10,524,025		$407,093	9,662,141

Diluted EPS			$.38			$.04

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

        During the three months ended March 31, 2001, the Company derived approximately 96% of its revenue from diagnostic products and services that UroCor Labs™ provides to the urology market to assist in the diagnosis, prognosis and management of prostate cancer, bladder cancer and kidney stones disease. The Company recognizes revenue when products are sold or services are rendered. The Company typically bills various third-party payors for its products and services, such as private insurance, managed care plans and governmental programs (e.g., Medicare), as well as individual patients and physicians. During the three months ended March 31, 2001, approximately 46%, 42%, 8% and 4% of the Company’s diagnostic revenue was attributable to Medicare, private insurance and managed care, individual patients, and physicians and hospitals, respectively.

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

        Diagnostic services revenue increased 24.5% for the three-month period resulting primarily from the Company’s price increase effective August 14, 2000, slightly offset by an overall decline in reimbursement rates from Medicare effective January 1, 2001. The Company’s price increase and the overall decrease in Medicare reimbursement resulted in an increase of approximately $1.6 million in revenue for the three months ended March 31, 2001 compared to the same period in 2000. Case volume for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 decreased 9.2%, however, the majority of the decrease was in the Company’s lower priced products, therefore, the shift in product mix more than offset the decrease in volume. Diagnostic volumes have declined primarily as the result of the revision of pricing on contractual programs during the first quarter of 2000 that resulted in the loss of some clients and decreased product usage from other clients. The Company’s client base for the first quarter of 2001 was approximately 2,500 urologists of which approximately 45% used two or more products compared to approximately 2,575 urologists and approximately 46% using more than one product for the first quarter of 2000.

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

        Selling, General and Administrative Expenses.    As a percentage of revenue, selling, general and administrative expenses decreased to 42.4% for the three months ended March 31, 2001 from 47.5% for the three months ended March 31, 2000. In the aggregate, selling, general and administrative expenses increased 14.5%, from approximately $5.7 million in the three months ended March 31, 2000 to approximately $6.6 million in the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three-month period was due principally to increased sales and administrative personnel costs of approximately $760,000 and increased conventions and meetings costs of approximately $161,000.

        Provision for Bad Debts.    As a percentage of revenue, provision for bad debts increased to 9.9% for the three months ended March 31, 2001 from 8.6% for the three months ended March 31, 2000. In the aggregate, provision for bad debts increased 48.1%, from approximately $1.0 million in the three months ended March 31, 2000 to approximately $1.5 million in the three months ended March 31, 2001. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. The Company provides an amount on a monthly basis for estimated future bad debts on current period revenues. In addition, from time to time, there are specific events for which management makes an additional provision. There have been no such additional provisions made in the three month periods ended March 31, 2000 or March 31, 2001.

        Research and Development Expenses.    As a percentage of revenue, research and development expenses decreased to 2.1% for the three months ended March 31, 2001 from 3.3% for the three months ended March 31, 2000. In the aggregate, research and development costs decreased 17.9%, from approximately $399,000 in the three months ended March 31, 2000 to approximately $327,000 in the three months ended March 31, 2001. The decrease in expenses was due primarily to the Company’s focus on strategic projects that it has determined have the highest potential of being commercialized, which has resulted in overall lower base research and development program costs.

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

Liquidity and Capital Resources

        As of March 31, 2001, cash, cash equivalents and marketable investments totaled approximately $19.1 million, and the Company’s working capital was approximately $21.1 million. As of March 31, 2001, the components of cash, cash equivalents and marketable investments were approximately $16.5 million of cash and cash equivalents and approximately $2.6 million in short-term marketable investments, consisting principally of high-grade fixed income securities with maturities of less than one year.

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

        At March 31, 2001 and December 31, 2000, the Company’s average number of days sales in net diagnostics receivables was approximately 78 and 77, respectively.

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

        The Company’s capital expenditures of approximately $556,000 for the three months ended March 31, 2001, were primarily for leasehold improvements, furniture and fixtures, and computer equipment and software. Of the total amount, approximately $317,000 related to internal software development costs related primarily to installation and customization of third-party software. While future capital expenditures will depend upon a number of factors, the Company expects such expenditures to be comparable to recent levels as the Company continues to expand to deliver therapeutics and information services and to enhance current diagnostic services and operational capabilities. The Company intends to finance the majority of these capital expenditures with existing cash and investment balances and possibly debt.

        In February 2001, the Company and the United States Department of Justice (the “DOJ”) reached a tentative settlement that subsequently was amended in March 2001 of the DOJ investigation into certain matters. Pursuant to the terms of the current tentative settlement agreement between the Company and the DOJ, upon the consummation of the final settlement agreement and related matters, the Company will refund Medicare and various state programs $9.0 million. In addition to any refund or similar amount, the Company has incurred and expects to continue to incur certain expenses relating to the investigation, including without limitation, expenses in connection with the indemnification of legal and other fees and costs for current and past directors, officers and employees of the Company. The Company intends to make these payments from existing cash and investment balances.

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

        October 9, 2001