Form 10-Q/A
period 2001-06-30
UROCOR INC
filed 2001-10-10
CIK 946945

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

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES

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

UROCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

REVENUE	$15,857,756	$12,320,146	$31,328,177	$24,360,703

OPERATING EXPENSES:

Direct cost of services and products	5,638,557	4,655,424	10,866,918	9,031,747

Selling, general and administrative expenses	6,732,331	5,688,971	13,286,008	11,411,594

Provision for bad debts	1,284,902	984,464	2,816,108	2,018,093

Research and development	309,115	388,092	636,458	786,807

Total operating expenses	13,964,905	11,716,951	27,605,492	23,248,241

OPERATING INCOME	1,892,851	603,195	3,722,685	1,112,462

OTHER INCOME (EXPENSE):

Gain on termination of therapeutic agreement	—	—	4,597,010	—

Interest, net	27,965	164,742	249,471	336,271

Other	(786,867)	(4,459)	(815,972)	(28,642)

Total other income, net	(758,902)	160,283	4,030,509	307,629

Income before income taxes	1,133,949	763,478	7,753,194	1,420,091

Income tax provision	440,932	305,875	3,015,818	555,395

NET INCOME	$693,017	$457,603	$4,737,376	$864,696

NET INCOME PER SHARE:

Basic:

Net Income Per Common Share	$.07	$.05	$.48	$.09

Weighted Average Common and Common Equivalent Shares Outstanding	9,897,001	9,768,329	9,877,585	9,568,243

Diluted:

Net Income Per Common Share — Assuming Dilution	$.06	$.05	$.44	$.09

Weighted Average Common and Common Equivalent Shares Outstanding — Assuming Dilution	10,830,185	9,962,083	10,707,977	9,805,686

The accompanying notes are an integral part of these consolidated financial statements.

UROCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,737,376	$864,696

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,388,589	1,438,955

Deferred income tax provision	3,015,818	555,395

Deferred compensation expense	124,538	156,583

Stock option compensation expense	—	4,126

Loss on disposition of equipment	85,353	3,857

Loss on asset write downs	49,998	—

Gain on termination of therapeutic agreement	(4,597,010)	—

Equity in net income of subsidiary	(9,889)	—

Changes in assets and liabilities:	(1,017,826)	921,145

(Increase) decrease in accounts receivable

(Increase) decrease in prepaid expense	(56,816)	69,024

(Increase) decrease in laboratory supplies	(16,956)	40,327

(Increase) decrease in inventory	61,592	(296,970)

(Increase) decrease in other current assets	332,377	(83,141)

(Decrease) in accounts payable	(892,198)	(622,431)

Increase in accrued compensation	1,339,761	5,622

Increase in accrued liabilities	214,368	158,329

Decrease in accrued special charges	(9,892,432)	—

Net cash (used in) provided by operating activities	(5,133,357)	3,215,517

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term marketable investments	(3,084,427)	(241,109)

Maturities of long-term marketable investments	484,548	2,687,292

Cash acquired in acquisition of subsidiary	—	(30,543)

Cash paid for acquisition of subsidiary	—	(650,000)

Capital expenditures	(900,127)	(1,683,823)

Milestone payments for therapeutic product	—	(750,000)

Proceeds from termination of therapeutic agreement	7,000,000	—

Intangibles and other assets	(785,775)	(866,643)

Net cash provided by (used in) investing activities	2,714,219	(1,534,826)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from employee stock purchase plan	58,034	55,687

Repurchases of Common Stock	—	(311,996)

Proceeds from exercise of stock options	687,804	274,839

Proceeds from exercise of warrants	—	27,000

Payment of long term debt	(175,000)	—

Proceeds from fixed asset sale/leaseback	236,253	—

Principal payments under capital lease obligations	(196,086)	(8,454)

Net cash provided by financing activities	611,005	37,076

Net increase in cash and cash equivalents	(1,808,133)	1,717,767

CASH AND CASH EQUIVALENTS, beginning of year	11,006,568	5,259,218

CASH AND CASH EQUIVALENTS, end of period	$9,198,435	$6,976,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$193,267	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligations under therapeutic product distribution agreement	$—	$1,000,000

Current liabilities assumed in acquisition of subsidiary	$—	$265,740

Long-term liabilities assumed in acquisition of subsidiary	$—	$175,000

Issuance of 477,700 common shares in acquisition of subsidiary	$—	$1,910,800

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

NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, UroCor will adopt this new accounting standard January 1, 2002. The Company is currently analyzing the provisions of SFAS 142 and have not yet determined the impact on our financial statements.

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

        Selling, General and Administrative Expenses.    As a percentage of revenue, selling, general and administrative expenses decreased to 42.5% for the three months ended June 30, 2001 from 46.2% for the three months ended June 30, 2000 and to 42.4% for the six months ended June 30, 2001 from 46.8% for the six months ended June 30, 2000. In the aggregate, selling, general and administrative expenses increased 18.3%, from approximately $5.7 million in the three months ended June 30, 2000 to approximately $6.7 million in the three months ended June 30, 2001 and increased 16.4% from approximately $11.4 million for the six months ended June 30, 2000 to $13.3 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the three-month period was due principally to increased sales and administrative personnel costs of approximately $808,000, increased professional service costs of approximately $276,000 and increased facilities and equipment rent of approximately $109,000, offset by a decrease in therapeutic advertising and promotions of approximately $120,000. The increase in selling, general and administrative expenses for the six-month period was due principally to increased sales and administrative personnel costs of approximately $1.6 million, increased professional service costs of approximately $294,000, increased facilities and equipment rent of approximately $208,000 and increased conventions and meetings costs of approximately $161,000, offset by a decrease in therapeutic advertising and promotions of approximately $238,000.

        Provision for Bad Debts.    As a percentage of revenue, provision for bad debts increased to 8.1% for the three months ended June 30, 2001 from 8.0% for the three months ended June 30, 2000 and to 9.0% for the six months ended June 30, 2001 from 8.3% for the six months ended June 30, 2000. In the aggregate, provision for bad debts increased 30.5%, from approximately $1.0 million in the three months ended June 30, 2000 to approximately $1.3 million in the three months ended June 30, 2001 and increased 39.5%, from approximately $2.0 million for the six months ended June 30, 2000 to approximately $2.8 million for the six months ended June 30, 2001. The Company monitors the collection quality of its accounts receivable through analytical review of aging categories by payor group and collections performance. The Company provides an amount on a monthly basis for estimated future bad debts on current period revenues. In addition, from time to time, there are specific events for which management makes an additional provision. There have been no such additional provisions made in the three- or six-month periods ended June 30, 2000 or June 30, 2001.

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